Form 10QSB
period 2000-06-30
TRAVELNSTORE COM INC
filed 2000-08-21
CIK 1086440

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number: 0-



                               TRAVELNSTORE, INC.
             (Exact name of registrant as specified in its charter)



          California                                 77-0507163
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
        Incorporation)

                1100 Paseo Camarillo, Camarillo, California 93010
              (Address of principal executive offices and zip code)


                  Registrant's telephone number (805) 388-9004


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]      No [ ]

         The number of shares of the registrant's common stock outstanding as of July 31, 2000 was 9,400,000.


================================================================================

                               TRAVELNSTORE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

Item 1.   Financial Statements:

          Balance Sheet as of June 30, 2000 (Unaudited)....................... 2
          Statements of Operations for the Three Months and Six Months Ended
              June 30, 2000 and June 30, 1999 (Unaudited)..................... 3
          Statements of Cash Flows for the Six Months Ended June 30, 2000 and
              June 30, 1999 (Unaudited)....................................... 4
          Notes to Financial Statements....................................... 5



Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 6



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................... 7

Item 4.   Submission of Matters to a Vote of Security Holders................. 7

Item 6.   Exhibits and Reports on Form 8-K.................................... 7

Signatures ................................................................... 8

                                     PART I

Item 1. Financial Statements

                               TRAVELNSTORE, INC.
                                  Balance Sheet
                                  June 30, 2000

                                                                     June 30,
                                                                       2000
                                                                    -----------
                                 Assets                             (Unaudited)
Current Assets:
   Cash in Banks ..............................................     $   128,944
   Accounts Receivable ........................................             385
   Due from Related Parties ...................................         295,658
   Prepaid Expenses and Other Current Assets ..................         356,430
                                                                    -----------
     Total Current Assets .....................................         781,417

Property & Equipment ..........................................          74,770
Less:  Accumulated Depreciation ...............................          (7,188)
                                                                    -----------
Property & Equipment, Net .....................................          67,582

Other Assets ..................................................          13,555
                                                                    -----------

      Total Assets ............................................     $   862,554
                                                                    ===========

                  Liabilities and Shareholders' Deficit

Current Liabilities:
  Accounts Payable and Accrued Expenses .......................     $   703,614
  Accrued Payroll .............................................         199,000
  Interest Payable ............................................          58,313
  Current Portion, Long-Term Debt .............................           8,572
  Convertible Notes Payable ...................................         900,000
  Bridge Notes Payable ........................................         797,500
  Notes Payable, Related Parties ..............................         190,123
  Accrued Expenses, Related Parties ...........................          50,000
  Deferred Income .............................................           3,001
                                                                    -----------
      Total Current Liabilities ...............................       2,910,123

Long-Term Debt ................................................          38,002

     Total Liabilities ........................................       2,948,125
Commitments and Contingencies (Note 2) ........................            --

Shareholders' Deficit:
Preferred Stock, Class A, No Par Value; 8,154 Shares
  Authorized; 8,154 Shares Issued and Outstanding as of
  June 30, 2000 and December 31, 1999 .........................         150,887

Preferred Stock, No Par Value; 1,000,000 Shares
  Authorized; No Shares Issued or Outstanding

Common Stock, No Par Value; 20,000,000 Authorized;
  9,400,000 Issued and Outstanding as of June 30, 2000;
  Shares Reserved for Future Issuance, 1,730,224
  Shares at June 30, 2000  ....................................       4,319,200

Common Stock Subscribed, 102,500 Shares at June 30, 2000 ......         711,250

Accumulated Deficit ...........................................      (7,266,908)
                                                                    -----------

      Total Shareholders' Deficit .............................      (2,085,571)
                                                                    -----------
      Total Liabilities and Shareholders' Deficit .............     $   862,554
                                                                    ===========

                See accompanying notes to financial statements.

                                                         TRAVELNSTORE, INC.
                                                      Statements of Operations
                              For the Three Months and Six Months Ended June 30, 2000 and June 30, 1999
                                                             (Unaudited)
                                                                Three Months Ended                     Six Months Ended
                                                          ---------------------------------       ---------------------------------
                                                          June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                                          -------------       -------------       -------------       -------------
Revenues                                                    $     6,377         $    15,240         $     9,497         $    28,142

Selling, General and Administrative
Expenses                                                        605,006             199,571             922,493             307,810
                                                            -----------         -----------         -----------         -----------

Loss from Operations                                           (598,629)           (184,331)           (912,996)           (279,668)

Other Income (Expense):
   Interest Expense, Net                                     (2,591,638)           (431,971)         (2,591,638)           (957,488)
   Other                                                          1,000                                   2,428
                                                            -----------         -----------         -----------         -----------

     Total Other (Expense)                                   (2,590,638)           (431,971)         (2,589,210)           (957,488)
                                                            -----------         -----------         -----------         -----------

Net Loss                                                    $(3,189,267)        $  (616,302)        $(3,502,206)        $(1,237,176)
                                                            ===========         ===========         ===========         ===========

Basic Net Loss per Common Share                             $     (0.34)        $     (0.06)        $     (0.37)        $     (0.13)
                                                            ===========         ===========         ===========         ===========

Weighted-Average Common Shares
Outstanding                                                   9,400,000           9,400,000           9,400,000           9,400,000
                                                            ===========         ===========         ===========         ===========

                                          See accompanying notes to financial statements.

                                                                3

                                         TRAVELNSTORE, INC.
                                      Statements of Cash Flows
                      For the Six Months Ended June 30, 2000 and June 30, 1999
                                            (Unaudited)

                                                                            June 30,       June 30,
                                                                              2000           1999
                                                                          -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                                $(3,502,206)   $(1,237,176)
  Adjustments to Reconcile Net Loss to Net Cash
        Used by Operating Activities:
    Depreciation                                                                2,184          1,532
    Interest Expense:
      Convertible Debentures                                                2,563,750        945,001
  Changes in Assets and Liabilities:
    (Increase) in Accounts Receivable                                            (200)          (200)
    (Increase) in Prepaid Expenses and Other Current Assets                  (149,903)       (66,313)
    Increase in Accounts Payable and Accrued Expenses                         155,180        225,224
    Increase in Accrued Payroll                                               199,000
    Increase in Interest Payable                                               28,635          3,081
    (Decrease) in Deferred Income                                              (6,398)       (10,676)
                                                                          -----------    -----------
      Net Cash Used by Operating Activities                                  (709,958)      (139,507)

Cash Flows from Financing Activities:
  Purchase of Property and Equipment                                           (6,769)
  Other                                                                       (10,609)
                                                                          -----------    -----------
    Net Cash Used in Investing Activities                                     (17,378)

Cash Flows from Financing Activities:
  Net Borrowings from Related Parties                                         163,473          8,300
  Proceeds from Notes Payable                                                 812,500        265,015
  Net Loans to Related Parties                                               (116,652)      (130,602)
  Repayments of Long-Term Debt                                                 (3,041)
                                                                          -----------    -----------
    Net Cash Provided by Financing Activities                                 856,280        142,713

Increase in Cash                                                              128,944          3,206

Cash at Beginning of Period                                                         0         18,860
                                                                          -----------    -----------

Cash at End of Period                                                     $   128,944    $    22,066
                                                                          ===========    ===========

Supplementary Disclosure:
  Interest Paid                                                                  $-0-           $-0-
                                                                          ===========    ===========
  Income Taxes Paid                                                              $-0-           $-0-
                                                                          ===========    ===========

                              See accompanying notes to financial statements.

                                                     4

                               TRAVELNSTORE, INC.

                          Notes to Financial Statements

1. Basis of Presentation

         The financial statements of TravelnStore, Inc. (the "Company") for the three months and six months ended June 30, 2000 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Post-Effective Amendment No. One to Form SB-2 Registration Statement dated July 13, 2000 for the 12 months ended December 31, 1999 ("calendar year 1999").

         The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results for the entire calendar year ending December 30, 2000 ("calendar year 2000").

         The Company operates on a calendar year. Each quarter consists of three months with the first quarter ending March 31, the second quarter ending June 30, the third quarter ending September 30 and the fourth quarter ending December 31.

2. Commitments and Contingencies

         Through March 2000 the Company did not carry general liability or workers' compensation insurance, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. During April 2000 the Company obtained general liability and workers' compensation insurance coverage. Future costs associated with absent insurance coverage could have a material effect on the Company's future results of operations and financial condition or liquidity.

         As of June 30, 2000 there were no known liability claims.

3. Adoption of New Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but has not had any elements of comprehensive income since its inception.

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in only one industry segment.

4. Leases

         The Company entered into a five-year non-cancelable operating lease for its office facility. The lease term began January 1, 2000 and ends December 31, 2004. The office facility is located at 1100 Paseo Camarillo, Camarillo, California. The Company believes that the facility, approximately 5,000 square feet in size, will be adequate for its needs for the foreseeable future.

5. Net Loss per Common Share

         The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"), that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares of stock outstanding during the three months and six months ended June 30, 2000, which totaled 9,400,000. The Company did not present Diluted EPS, since the result was anti-dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, included elsewhere in this Form 10-QSB.

         Certain statements in this Form 10-QSB are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the words "believes", `anticipates", "expects", and similar words often are intended to identify certain forward-looking statements. This Form 10-QSB includes forward-looking statements based largely on the Company's expectations which are subject to a number of risks and uncertainties, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, risks associated with growth, risks associated with media campaigns, the ability to obtain financing, the successful training and retention of personnel and other factors discussed elsewhere in this Form 10-QSB and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

         The Company was founded in August 1998 as a limited liability company. In April 1999 the limited liability company was acquired by TravelnStore.Com, Inc., a California corporation. Effective May 30, 2000 the Company changed its corporate name to TravelnStore, Inc.

         The Company created, maintains and promotes the TravelnStore.com Website which acts as a navigational site to the Web sites created by a wide array of travel service providers, such as cruise lines, tour companies, car rental firms, destination resorts and hotel groups. The Company's business is to provide a vehicle though which customers can identify and contact travel service providers and retail travel agents to purchase travel services. Online this connection is provided by the TravelnStore.com Website. Off-line, and an integral part of the Company's operating strategy, the Company is creating the "World Key Agency Group" to provide this connection through branded retail travel agencies.

         The Company is currently recruiting retail travel agencies nation-wide to join the World Key Agency Group consortium. As part of the consortium, each agency will receive protected territories so as not to compete with other agencies in the World Key Agency Group, each agency will receive funds from the Company to help offset agency costs of collateral materials such as letterhead, business cards and other promotional materials that will carry the World Key Agency Group brand.

         The Company also expects to issue a certain number of its shares of common stock to each retail travel agency that joins the consortium. In addition the Company expects to advertise the World Key Agency Group in order to increase revenues of its consortium members.

         The agreement between World Key Agency Group and the retail travel agencies that join the World Key Agency Group is not a franchisor/franchisee relationship. World Key Agency group does not receive either franchise fees or royalties from any member agency in the consortium. While World Key Agency Group will provide management and marketing support to its member agency group it does not require member agencies to follow any type of pre-set policies and procedures in the operation of their individual travel agency business.

         TravelnStore, Inc. has also entered into a number of contracts with travel service providers such as cruise lines, tour companies, car rental firms, destination resorts and hotel groups for the benefit of its members in the World Key Agency Group consortium. The Company expects that as the consortium grows in the number of member retail travel agencies, it will be able to provide the member agencies with greater commission income than they currently receive from travel service providers as an independent retail travel agency or, in some cases, as a part of another travel agency consortium.

The Company's primary anticipated revenue model is reliant upon the receipt of overrides and commissions through the World Key Agency Group members. The Company expects to receive commissions and overrides from travel service providers for travel that is booked by customers through the consortium members.

Results of Operations

         The Company is still in the early stages of its strategic business plan and is expected to incur substantial future losses. The Company has not, to date, generated any significant revenues from its operations. The ability of the Company to generate significant revenues and positive cash flows will depend on several factors, including the recruitment of a substantial number of retail travel agencies into the World Key Agency Group and entering into favorable override and commission contracts with significant travel service providers.

         No assurances can be given, however, that the Company can successfully execute its strategic business plans, including recruitment of a significant number of retail travel agencies into the World Key Agency Group and executing favorable commission and override contracts with significant travel service providers.

         From its inception in August 1998 through June 30, 2000 the Company has incurred substantial operating losses. As of June 30, 2000 the Company has accumulated a deficit of $7,266,908. For the six months ended June 30, 2000 the Company incurred a net loss of $3,502,206.

Liquidity and Capital Resources

         Since its inception, TravelnStore, Inc. has funded its operations and capital expenditures primarily through private placement of debt and equity securities. The Company will require additional capital to continue operations. However, there can be no assurance that capital will be available on terms acceptable to the Company, if at all. The ability to obtain additional capital is dependent upon many factors, including the condition of the general economy and specific considerations about the Company and its prospects at the point in time when funding is sought.

Recent Developments

         On July 17, 2000 the Company was declared effective by the Securities and Exchange Commission to proceed with a Direct Public Offering ("DPO"). The Company had previously filed an SB-2 Registration Statement to offer for sale a minimum of 315,790 shares and a maximum of 1,500,000 shares of its common stock at a price per share of $9.50. The anticipated net proceeds to the Company from the DPO is a minimum of $3 million and a maximum of $14.25 million.

Year 2000

         The principal Year 2000 issue was whether previously written software applications and operating programs would properly recognize dates beginning in the Year 2000. As of June 30, 2000, the Company has not experienced any significant information technology systems issues or any material adverse impact on the Company's results of operations, financial condition or cash flows as a result of the Year 2000.


                                     PART II

Item 1. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 10.1: Lease Agreement for offices at 1100 Paseo Camarillo

     Exhibit 27.1: Financial Data Table


(b) The Company did not file any reports on Form 8-K during the period covered by this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 21 2000, by the undersigned, thereunto duly authorized.


                                                         TRAVELNSTORE, INC.
                                                            (Registrant)




/s/ Jim B. Tyner           President, Chief Executive            August 21 2000
------------------------   Officer and Director
    Jim B. Tyner           (Principal Executive Officer)





/s/ Glenn E. Glasshagel    Chief Financial Officer               August 21 2000
------------------------   (Principal Financial Officer
    Glenn E. Glasshagel    and Principal
                           Accounting Officer)