Form 10QSB
period 2000-09-30
TRAVELNSTORE COM INC
filed 2000-11-14
CIK 1086440

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Three Months Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 333-78443



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

     The number of shares of the registrant's common stock outstanding as of November 10, 2000 was 9,400,000.

================================================================================


                                       TRAVELNSTORE, INC.
                                           FORM 10-QSB
                              THREE MONTHS ENDED SEPTEMBER 30, 2000

                                              INDEX

PART I.   FINANCIAL INFORMATION                                                                           Page No.
                                                                                                          --------
Item 1.           Financial Statements:

                  Balance Sheets as of September 30, 2000 (Unaudited) and...............................      2
                      December 31, 1999.................................................................
                  Statements of Operations for the Three Months and Nine Months Ended
                      September 30, 2000 and September 30, 1999 (Unaudited).............................      3
                  Statement of Changes in Shareholders' Deficit for the Nine Months Ended
                      September 30, 2000 (Unaudited)....................................................      4
                  Statements of Cash Flows for the Nine Months Ended September 30, 2000
                      and September 30, 1999 (Unaudited)................................................      5
                  Notes to Financial Statements.........................................................      6



Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      7



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................      8

Item 4.           Submission of Matters to a Vote of Security Holders...................................      8

Item 6.           Exhibits and Reports on Form 8-K......................................................      8

Signatures        ......................................................................................      9

                                                               PART I

Item 1.           Financial Statements

                                                         TRAVELNSTORE, INC.
                                                           Balance Sheets
                                              September 30, 2000 and December 31, 1999

                                                                                                     September 30,      December 31,
                                                                                                         2000               1999
                                                                                                     -----------        -----------
                                 Assets                                                               (Unaudited)
Current Assets:
  Cash in Banks                                                                                      $    27,521        $
  Accounts Receivable                                                                                     25,385                185
  Due from Related Parties                                                                               349,158            179,006
  Prepaid Expenses and Other Current Assets                                                              389,023            206,527
                                                                                                     -----------        -----------
    Total Current Assets                                                                                 791,087            385,718

Property & Equipment                                                                                      74,770             68,001
Less:  Accumulated Depreciation                                                                          (15,914)            (5,004)
                                                                                                     -----------        -----------
    Property & Equipment, Net                                                                             58,856             62,997

Other Assets                                                                                              13,555              2,946
                                                                                                     -----------        -----------

    Total Assets                                                                                     $   863,498        $   451,661
                                                                                                     ===========        ===========

                  Liabilities and Shareholders' Deficit
Current Liabilities:
  Accounts Payable                                                                                   $   870,683        $   372,967
  Accrued Liabilities                                                                                    431,221            175,467
  Interest Payable                                                                                       108,077             29,678
  Current Portion, Long-Term Debt                                                                          8,572              8,673
  Notes Payable                                                                                          209,000
  Convertible Notes Payable                                                                              900,000            600,000
  Bridge Notes Payable                                                                                   985,000            285,000
  Notes Payable, Related Parties                                                                         325,123             26,650
  Accrued Expenses, Related Parties                                                                       50,000             50,000
  Deferred Income                                                                                          3,001              9,399
                                                                                                     -----------        -----------
    Total Current Liabilities                                                                          3,890,677          1,557,834

Long-Term Debt                                                                                            38,002             40,942

    Total Liabilities                                                                                  3,928,679          1,598,776
Commitments and Contingencies (Note 2)                                                                      --                 --

Shareholders' Deficit:
  Preferred Stock, Class A, No Par Value; 8,154 Shares Authorized;
    8,154 Shares Issued and Outstanding at September 30, 2000 and
    December 31, 1999                                                                                    150,887            150,887
  Preferred Stock, No Par Value; 1,000,000 Shares Authorized; No Shares
    Issued or Outstanding
  Common  Stock,  No Par  Value; 20,000,000  Authorized; 9,400,000  Issued and
    Outstanding  at September 30, 2000 and December 31, 1999; 1,949,734  Shares
    Reserved for Future Issuance at September 30,
    2000 and 1,633,152 at December 31, 1999                                                            3,591,700          2,076,700
  Common Stock Subscribed, 219,500 Shares at September 30, 2000 and
    60,000 Shares at December 31, 1999                                                                 1,426,750            390,000
  Accumulated Deficit                                                                                 (8,234,518)        (3,764,702)
                                                                                                     -----------        -----------
    Total Shareholders' Deficit                                                                       (3,065,181)        (1,147,115)
                                                                                                     -----------        -----------

    Total Liabilities and Shareholders' Deficit                                                      $   863,498        $   451,661
                                                                                                     ===========        ===========

                                See accompanying notes to financial statements.

                                                         TRAVELNSTORE, INC.
                                                      Statements of Operations
                        For the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999
                                                             (Unaudited)


                                                                   Three Months Ended                       Nine Months Ended
                                                            -------------------------------         -------------------------------
                                                           September 30,       September 30,        September 30,      September 30,
                                                               2000                1999                 2000                1999
                                                            -----------         -----------         -----------         -----------
Revenues                                                    $       750         $    74,028         $    10,247         $   102,170

Selling, General and Administrative
Expenses                                                        930,596             165,103           1,853,089             472,913
                                                            -----------         -----------         -----------         -----------

Loss from Operations                                           (929,846)            (91,075)         (1,842,842)           (370,743)

Other Income (Expense):
   Interest Expense, Net                                        (37,764)         (1,085,575)         (2,629,402)         (2,043,067)
   Other                                                                                300               2,428                 305
                                                            -----------         -----------         -----------         -----------

     Total Other (Expense)                                      (37,764)         (1,085,275)         (2,626,974)         (2,042,762)
                                                            -----------         -----------         -----------         -----------

Net Loss                                                    $  (967,610)        $(1,176,350)        $(4,469,816)        $(2,413,505)
                                                            ===========         ===========         ===========         ===========

Basic Net Loss per Common Share                             $     (0.10)        $     (0.13)        $     (0.48)        $     (0.26)
                                                            ===========         ===========         ===========         ===========

Weighted-Average Common Shares
Outstanding                                                   9,400,000           9,400,000           9,400,000           9,400,000
                                                            ===========         ===========         ===========         ===========

                                           See accompanying notes to financial statements.


                                                         TRAVELNSTORE, INC.
                                            Statement of Changes in Shareholders' Deficit
                                            For the Nine Months Ended September 30, 2000
                                                             (Unaudited)

                                            Preferred Class A        Common and Subscribed Stock
                                            ------------------       ----------------------------   Accumulated
                                           Shares       Amount           Shares       Amount          Deficit           Total
                                            -----      --------        ---------    ----------      -----------      -----------
Balance, January 1, 2000                    8,154      $150,887        9,460,000    $2,466,700      $(3,764,702)     $(1,147,115)

Bridge Loan Shares Subscribed                                            159,500     1,036,750                         1,036,750

Fair Value of Beneficial Conversion
   Feature on Funding Agreement                                                      1,515,000                         1,515,000

Net Loss                                                                                             (4,469,816)      (4,469,816)
                                            -----      --------        ---------    ----------      -----------      -----------

Balance, September 30, 2000                 8,154      $150,887        9,619,500    $5,018,450      $(8,234,518)     $(3,065,181)
                                            =====      ========        =========    ==========      ===========      ===========

                                           See accompanying notes to financial statements.


                               TRAVELNSTORE, INC.
                            Statements of Cash Flows
       For the Nine Months Ended September 30, 2000 and September 30, 1999
                                  (Unaudited)


                                                    September 30,  September 30,
                                                        2000           1999
                                                     -----------    -----------

Cash Flows from Operating Activities:
  Net Loss                                           $(4,469,816)   $(2,413,505)
  Adjustments to Reconcile Net Loss to Net Cash
        Used by Operating Activities:
    Depreciation                                          10,910          3,332
    Interest Expense:
      Convertible Notes                                2,551,750      2,025,000
  Changes in Assets and Liabilities:
    (Increase) in Accounts Receivable                    (25,200)          (200)
    (Increase) in Prepaid Expenses and
      Other Current Assets                              (182,496)      (103,049)
    Increase in Accounts Payable                         497,716        129,518
    Increase in Accrued Liabilities                      255,754         26,634
    Increase in Interest Payable                          78,399          8,481
    (Decrease) in Deferred Income                         (6,398)       (17,076)
                                                     -----------    -----------
      Net Cash Used by Operating Activities           (1,289,381)      (340,865)

Cash Flows from Investing Activities:
  Purchase of Property and Equipment                      (6,769)
  Other                                                  (10,609)       (16,885)
                                                     -----------    -----------
    Net Cash Used in Investing Activities                (17,378)       (16,885)

Cash Flows from Financing Activities:
  Net Borrowings from Related Parties                    298,473         12,409
  Proceeds from Notes Payable                          1,209,000        464,406
  Net Loans to Related Parties                          (170,152)      (131,457)
  Repayments of Long-Term Debt                            (3,041)
                                                     -----------    -----------
    Net Cash Provided by Financing Activities          1,334,280        345,358

Increase (Decrease) in Cash                               27,521        (12,392)

Cash at Beginning of Period                                    0         18,860
                                                     -----------    -----------

Cash at End of Period                                $    27,521    $     6,468
                                                     ===========    ===========

Supplementary Disclosure:
  Interest Paid                                             $-0-           $-0-
                                                     ===========    ===========
  Income Taxes Paid                                         $-0-           $-0-
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.

                          Notes to Financial Statements


1.   Basis of Presentation

     The financial statements of TravelnStore, Inc. (the "Company") for the three months and nine months ended September 30, 2000 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Post-Effective Amendment No. Two to Form SB-2 Registration Statement dated October 11, 2000 for the 12 months ended December 31, 1999 ("calendar year 1999").

     The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire calendar year ending December 31, 2000 ("calendar year 2000").

     The Company operates on a calendar year. Each quarter consists of three months with the first quarter ending March 31, the second quarter ending June 30, the third quarter ending September 30 and the fourth quarter ending December 31.

           Certain prior year balances have been reclassified to conform to the current year presentation.


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

       As of September 30, 2000 there were no known liability claims.


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


5.   Net Loss per Common Share

     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"), that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares of stock outstanding during the three months and nine months ended September 30, 2000, which totaled 9,400,000. The Company did not present Diluted EPS, since the result was anti-dilutive.

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


Overview

     The Company was founded in August 1998 as a limited liability company. In April 1999 TravelnStore.Com, Inc., a California corporation, acquired the limited liability company and effective May 30, 2000 the Company changed its corporate name to TravelnStore, Inc.

     The Company created, maintains and promotes the TravelnStore.com Website which acts as a navigational site to the Web sites created by a wide array of travel service providers, such as cruise lines, tour companies, car rental firms, destination resorts and hotel groups. The Company's business is to provide a vehicle though which customers can identify and contact travel service providers and retail travel agents to purchase travel services. Online this connection is provided by the TravelnStore.com Website. Off-line, and an integral part of the Company's operating strategy, the Company through it's affiliate, World Key Agency Group ("World Key"), provides this connection through branded retail travel agencies.

     The Company is currently recruiting retail travel agencies nation-wide to join the World Key consortium. As part of the consortium, each agency will receive protected territories so as not to compete with other agencies in World Key. In addition, each agency will receive funds from the Company to help offset agency costs of collateral materials such as letterhead, business cards and other promotional materials that will carry the World Key brand.

     As of November 10, 2000 World Key has approximately 110 retail travel agencies in its consortium.

     The Company also expects to issue a certain number of its shares of common stock to each retail travel agency that joins the consortium. In addition the Company expects to advertise World Key in order to increase revenues of its consortium members.

     The agreement between World Key and the retail travel agencies that join World Key is not a franchisor/franchisee relationship. World Key does not receive either franchise fees or royalties from any member agency in the consortium. While World Key will provide management and marketing support to its member agency group, it does not require member agencies to follow any type of pre-set policies and procedures in the operation of their individual travel agency business.

     TravelnStore, Inc. has also entered into a number of contracts with travel service providers such as cruise lines, tour companies, car rental firms, destination resorts and hotel groups for the benefit of its members in the World Key consortium. The Company expects that as the consortium grows in the number of member retail travel agencies, it will be able to provide the member agencies with greater commission income than they currently receive from travel service providers as an independent retail travel agency or, in some cases, as a part of another travel agency consortium.

     The Company's primary anticipated revenue model is reliant upon the receipt of overrides and commissions through the World Key members. The Company expects to receive commissions and overrides from travel service providers for travel that is booked by customers through the consortium members.

Results of Operations

     The Company is still in the early stages of its strategic business plan and is expected to incur substantial future losses. The Company has not, to date, generated any significant revenues from its operations. The ability of the Company to generate significant revenues and positive cash flows will depend on several factors, including the recruitment of a substantial number of retail travel agencies into World Key and entering into favorable override and commission contracts with significant travel service providers.

     No assurances can be given, however, that the Company can successfully execute its strategic business plans, including recruitment of a significant number of retail travel agencies into World Key and executing favorable commission and override contracts with significant travel service providers.

     From its inception in August 1998 through September 30, 2000 the Company has incurred substantial operating losses. As of September 30, 2000 the Company has accumulated a deficit of $8,234,518. For the nine months ended September 30, 2000 the Company incurred a net loss of $4,469,816.


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


Recent Developments

     On October 13, 2000 the Company was declared effective by the Securities and Exchange Commission to proceed with a Direct Public Offering ("DPO"). On October 11, 2000 the Company filed a post-effective amendment to its SB-2 Registration Statement to offer for sale a minimum of 461,539 shares and a maximum of 1,500,000 shares of its common stock at a price per share of $6.50. The anticipated offering proceeds to the Company from the DPO, before deducting expenses of the offering, is a minimum of $3 million and a maximum of $9.75 million.


Year 2000

     The principal Year 2000 issue was whether previously written software applications and operating programs would properly recognize dates beginning in the Year 2000. As of September 30, 2000, the Company has not experienced any significant information technology systems issues or any material adverse impact on the Company's results of operations, financial condition or cash flows as a result of the Year 2000.



                                     PART II

Item 1.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27.1: Financial Data Table



(b) The Company did not file any reports on Form 8-K during the period covered by this Form 10-QSB.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 13, 2000, by the undersigned, thereunto duly authorized.

                                                        TRAVELNSTORE, INC.
                                                           (Registrant)


/s/ Jim B. Tyner                  President, Chief Executive Officer       November 13, 2000
---------------------------       and Director
Jim B. Tyner                      (Principal Executive Officer)





/s/ Glenn E. Glasshagel           Chief Financial Officer                   November 13, 2000
---------------------------       (Principal Financial Officer
Glenn E. Glasshagel               and Principal Accounting Officer)

