Form 10KSB40
period 2000-12-31
TRAVELNSTORE COM INC
filed 2001-04-26
CIK 1086440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

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

                  Registrant's telephone number: (805) 388-9004

 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Approximate aggregate market value of Common Stock held by non-affiliates of the Registrant, 936,146 shares, at March 23, 2001: $1.6 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

     The number of shares of the Registrant's Common Stock outstanding as of March 30, 2001 was 9,886,146.

                               TRAVELNSTORE, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                      INDEX

PART I                                                                  Page No.
                                                                        --------
Item 1.       Business .................................................    1

Item 2.       Properties................................................    9

Item 3.       Legal Proceedings.........................................    9

Item 4.       Submission of Matters to a Vote of Security
                Holders.................................................    9


PART II

Item 5.       Market for Registrant's Common Equity and Related
                Shareholder Matters ....................................   10

Item 6.       Selected Financial Data...................................   11

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................   12

Item 8.       Financial Statements and Supplementary Data...............   14

Item 9.       Changes in and Disagreements with Accountant on
                 Accounting and Financial Disclosure....................   15


PART III

Item 10.      Directors and Executive Officers of the Registrant .......   16

Item 11.      Executive Compensation....................................   18

Item 12.      Security Ownership of Certain Beneficial Owners
               and Management...........................................   24

Item 13.      Certain Relationships and Related Transactions............   24


PART IV

Item 14.      Financial Statements and Exhibits ........................   30


Signatures    ..........................................................   34

                                     Part I

ITEM 1.       BUSINESS

         Certain statements in this Form 10-KSB are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the words "believes", `anticipates", "expects", and similar words often are intended to identify certain forward-looking statements. This Form 10-KSB includes forward-looking statements based largely on the Company's expectations which are subject to a number of risks and uncertainties, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, risks associated with growth, risks associated with media campaigns, the ability to obtain financing, the successful training and retention of personnel and other factors discussed elsewhere in this Form 10-QSB and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


COMPANY OVERVIEW

         The Company was founded in August 1998 as a limited liability company. In April 1999 TravelnStore.Com, Inc., a California corporation, acquired the limited liability company and effective May 30, 2000 the Company changed its corporate name to TravelnStore, Inc.

         The Company operates a retail travel agency consortium known as the World Key Agency Group ("World Key"). Retail travel agency members ("member agencies') of World Key receive protected territories so as not to compete with other World Key agencies. In addition, each member agency will receive funds from the Company to help offset costs of collateral materials such as letterhead, business cards and other promotional materials that will carry the World Key brand.

         The Company is currently recruiting additional member agencies nation-wide to join the World Key consortium. The Company's strategic goal is 2,500 member agencies in the World Key consortium. At that level of member agencies in World Key the Company would realize optimum financial returns.

         The Company has personnel located in various locales throughout the country, including employees based in California, Florida, Illinois, Nevada and New York, for recruitment of member agencies into World Key. These employees have extensive travel industry experience and some have prior retail travel consortium experience. The Company expects to add more employees in the future in various locations in the U.S. for recruitment of member agencies into World Key.

         As of March 30, 2001 World Key has approximately 130 member agencies in its consortium. The Company began recruiting member agencies into World Key in mid-year 2000.

         The Company and the member agencies joining the World Key consortium enter into a binding legal agreement that, amongst other provisions, provides for: use of World Key's trademark by the member agency; provides the member agency access to travel service providers' inventory and for payment of commissions; exclusive affiliation in World Key, advertising and marketing by the Company of the World Key brand for the direct benefit of each member agency in World Key; and installation at each member agency of World Key Net, the Company's proprietary travel distribution technology platform. The agreement may be terminated by either the Company or the member agency of World Key upon 30 days written notice.

         The agreement also provides for equity participation by the member agencies in the Company. Subject to regulatory approvals, as consideration for the member agencies joining and maintaining their membership in good standing with World Key, the Company will accrue a maximum of 2,000 shares per member agency of the Company's common stock at a rate of 500 shares per full consecutive year that each member agency maintains its membership in the World Key consortium. The Company will issue these common stock shares at no cost to the member agencies. The Company anticipates that these shares of its common stock will not be registered shares and, thus, subject to various holding requirements prior to becoming eligible for trading such securities on the Over The Counter Bulletin Board, the Company's current listing venue for its common stock.

         The agreement between World Key and the member agencies that join World Key is not a franchisor/franchisee relationship. World Key receives neither franchise fees nor royalties from any member agency in World Key. While World Key will provide management and marketing support to its member agencies, it does not require member agencies to follow any type of pre-set policies and procedures in the operation of their individual retail travel agency business.

         TravelnStore, Inc. has entered into a number of contracts with travel service providers for the benefit of its member agencies in World Key such as: cruise lines, including Carnival Cruise Lines, Royal Caribbean Cruises and Princess Cruises; car rental firms including Hertz, tour companies; destination resorts and hotel groups. The Company expects that as World Key grows in the number of member agencies, it will be able to provide the member agencies with greater commission income than they currently receive from travel service providers as an independent retail travel agency or, in some cases, as a part of another travel agency consortium.

         The Company's primary anticipated revenue model is reliant upon the receipt of overrides and commissions through the World Key members. The Company expects to receive commissions and overrides from travel service providers for travel that is booked by customers through the consortium members.

         The Company has developed and has begun deploying to the member agencies of World Key its proprietary travel distribution technology platform, World Key Net. The World Key Net technology platform represents leading-edge leisure travel distribution technology. It provides a real-time interface to member agencies by being resident on computer desktops as a browser-delivered application. World Key Net contains within its proprietary database all of the special offers and blocked group space from travel service providers which are available only to and through member agencies of World Key. It also provides interactive training for individual travel counselors of member agencies so that they can complete training curriculums specific to participating travel service providers.

         World Key Net also introduces an innovative motivation and incentive program call "World Key Coins" to reward individual travel counselors at member agencies of World Key for reviewing communications from travel service providers, completing training programs and making bookings for travel.

   INDUSTRY OVERVIEW

         Retail Travel Agencies

         Historically, individual travel agencies have been classified as commercial travel agencies or leisure travel agencies. Commercial agencies tend to be larger and focus on commercial accounts whose primary travel is for business purposes. Leisure agencies primarily deal with the general public for personal travel needs.

         Retail Travel Agency Industry Profile

         The latest U.S. Travel Agency survey reported that the number of retail agencies had declined between 1995 and 1997. However, the survey also showed a 25% annual increase in travel agencies' gross sales from 1995-1997. This dramatic increase in sales has occurred despite the competitive threat posed by emerging online travel companies and a host of other factors including reductions in commissions paid by airlines and many initiatives undertaken by travel service providers to do business directly with the travel consumer. Moreover, the number of travel agencies reported as profitable has steadily increased from 71% in 1995 to 73% in 1996 to 76% in 1997.

         The attrition rate for travel agencies is influenced primarily by sales volume. In 1997, for example, 9 out of every 10 agencies with gross sales in excess of $5 million were profitable; a number which fell to eight out of 10 for agencies doing between $2 to $5 million and seven out of 10 for agencies in the $1 to $2 million range. Only six out of 10 agencies selling less than $1 million were profitable.

         Not surprisingly, the greatest attrition has been with the smaller travel agencies. In 1995, for example, 30% of the travel agencies had less than $1 million in sales. While these agencies constituted the largest single category of agencies, they only accounted for 6% of the total retail agency sales. In contrast, in 1997, 19% of the travel agencies had less than $1,000,000 in sales and these agencies accounted for only 3% of the total retail agency sales.

         These figures reflect a strong consolidation trend in the retail travel agency industry. Smaller agencies are disappearing to the benefit of larger agencies. Larger agencies are enjoying increased profitability as their volumes increase. We expect this consolidation to continue and view it as a positive trend.

         Transition to Leisure Travel

         The travel agencies have responded to these challenges by increasing their attention to the sale of the more lucrative leisure and vacation travel. This has been particularly evident in the commercial agency sector as agencies have expanded their leisure travel offerings and targeted their corporate client bases. For example, air travel sales by agencies have dropped as a percentage of gross sales from 61% in 1995 to 56% in 1997, while income from leisure travel sales increased from 49% in 1995 to 51% in 1997.

         In 1997, for the first time since 1974, income from leisure travel sales by agencies exceeded 50% of gross revenues. Agencies typically receive 12% to 20% commission on leisure sales. TravelnStore.com is specifically designed to address the leisure travel market, which continues to grow as the baby boom generation matures and uses its discretionary income for travel purchases.

         Consortiums and Franchises

         A recent survey by Travel Weekly magazine showed that in 1997, 54% of all agency locations were affiliated with a leisure-oriented consortium. Ten years earlier, in 1987, only 36% of agency locations had such affiliations. In addition, 14% of agencies were affiliated with franchises such as Uniglobe, Carlson Wagonlit Travel and American Express. Consortiums are able to negotiate with travel service providers to pay higher commission levels to their travel agency members.

         In addition to the higher commission levels for the member agencies, the consortium typically receives an override commission based upon the total sales of its member agencies. These overrides typically range between 1% and 5% of gross sales.

         Brick and Mortar Agency Sales Vs. Online Travel Sales

         Just as online retail sales compose only a small percentage of overall consumers spending, online travel sales represent only a small portion of overall travel industry gross receipts. For example, travel agents accounted for $126 billion in sales in 1997 whereas online travel sales amounted to only $654 million (approximately 0.5% of total receipts). Just the annual growth in agency sales of 5% or $6.3 billion between 1997 and 1998, is more than three times 1998 total online travel sales gross revenue. Many analysts have pointed out that rumors about the demise of travel agencies in the face of online sales competition are greatly exaggerated.

         Travel Service Providers

         Travel service providers include cruise lines, package tour companies, car rental companies, hotel groups, destination resorts and airlines. The retail travel agency industry has traditionally supplied the major distribution infrastructure for travel service providers. Consequently, travel service providers have invested heavily in cultivating, educating and motivating travel agents to sell their products.

         Agency Competitors

         In most cases, travel service providers also distribute their products directly to consumers. Traditionally this has been accomplished through consumer direct advertising and the use of in-house reservation centers or employees to field in-coming 800# telephone calls. This direct competition has always been a point of contention between travel agencies and travel service providers. Consequently, travel service providers have been judicious in their use of direct consumer marketing, oftentimes referring inquiries first to travel agencies and then to their own reservations staff.

         Internet Marketing Initiatives

         Virtually all types of travel service providers are using online commerce to offer their services. The travel industry has embraced the Internet because it is a perfect medium for the inexpensive distribution of large amounts of information. Because the presentation of travel services has always employed photographs and maps, the graphical nature of the Internet is a perfect fit for the distribution of travel information.

         However, the Internet is not a conversive medium. What is presented is what is presented. To make an inquiry requires the use of e-mail, which usually has a long response cycle or the consumer must make a direct telephone call to the travel service provider. Consequently, only very simple travel services can easily be sold online. For this reason, the more complex and expensive leisure travel services continue to be sold by retail travel agencies on a person-to-person basis.

         Internet Competition Sensitivity

         Internet market initiatives by travel service providers have also been burdened by their desire to not appear overly competitive with their existing retail travel agency distribution networks. This is particularly true of leisure travel service providers.

         Online Travel Industry Major Players

         Three companies dominate the online commerce sector of the travel industry: Preview Travel, Travelocity.com and Expedia.com. Each of these recorded sales of approximately $250 million in 1998. Each of them also lost tens of millions of dollars. Together they share 40% of a market projected to grow to $7 billion in the year 2000. These three companies have rapidly solidified their position of dominance by obtaining so-called "portal" agreements to be the travel service providers for many of the major access sites to the Internet. For example, Preview Travel has portal agreements with AOL.com, Excite.com, Lycos.com and Webcrawler.com. Expedia is paired with Microsoft.com, Infoseek.com, MSN.com and Travelocity.com links with Yahoo.com and Netscape.com. All told, Web site portals garner over 150 million visits per month by prospective consumers, any of whom, depending upon which site they have accessed, can click directly into Preview, Expedia or Travelocity.com to make a travel purchase or obtain travel related information.

         Online Travel Industry Losses

         The reasons online travel agencies have incurred substantial losses is that they have substantial expenses. Multi-million dollar costs associated with acquiring and maintaining portal agreements and other advertising and promotional expenses to generate traffic volume to their sites have insured that these large online agencies will not turn a profit in the foreseeable future. In addition, they have incurred the expenses of setting up the online agency, acquiring and training travel agents and other significant operating expenses.

MARKETING AND ADVERTISING

         The Company's marketing and advertising strategy is two-fold, one is to recruit additional member agencies into the World Key consortium and second is to increase sales of current member agencies of World Key.

         The Company advertises in industry trade journals and magazines to build brand awareness of its World Key brand. Travel service providers that the Company has agreements with participate in the cost of such advertising in trade publications in exchange for exclusive inclusion of their products in the Company's advertisement.

The Company is also obligated in its agreement with current member agencies of the World Key consortium to promote the World Key brand entirely at the Company's expense. Additionally the Company makes various marketing materials available to the member agencies at its expense. The Company is also obligated to negotiate and provide direct mail marketing programs to member agencies of World Key for a minimum of eight mailings per year to the member agency's client list. The Company will provide all collateral material and mailing services to member agencies at its expense.

COMPETITION

         The Company does not directly sell travel. However, the Company's revenue is derived from override commissions from travel sales booked through member agencies of World Key. Consequently, the Company competes, directly or indirectly, with every other travel services distributor, including online travel providers, the brick and mortar physical locations of travel agencies and direct sales by travel service providers to the public. In the broadest sense, TravelnStore, Inc. competes with all other travel sales distribution channels.

GOVERNMENT REGULATION

         The Company's business is subject to and affected by various federal, state and local laws. The Company has not experienced significant difficulties complying with federal, state and local laws in order to conduct its business.

INTELLECTUAL PROPERTY RIGHTS

         The  Company   has  filed  for   registration   of  the  service   mark
"TravelnStore.com" with the United States Trademark Office. TravelnStore, Inc. is the registered owner of the "TravelnStore.com" Internet domain name.

         The Company has not filed for patent protection of any of its technology or business systems with the United States Patent Office or any foreign patent office.

         TravelnStore, Inc. utilizes the World Key trademark held by World Key, Inc., an affiliated company of TravelnStore, Inc., as part of agency recruitment efforts and as the brand name for the World Key Agency Group consortium. Under a Trademark License Agreement with World Key, Inc. dated September 24, 1999, the Company acquired the exclusive right to use the "WORLD KEY" trademark and service mark in the United States. The principal terms of the Trademark License Agreement are as follows.

     o The term of the license is perpetual, subject to the right of either party to terminate the license for cause.

     o    The licensed territory is the United States.

          o The Company has the right to sublicense the Trademark for use by retail travel agencies participating in its World Key Agency Group network of agencies.

     o    Royalties that the Company has to pay are as follows:

     o No royalties are due until the first sublicense is granted by the Company, which occurred in July, 2000;

     o Upon grant of the first sublicense, the Company will pay a license fee of $25,000, which has been paid; and

          o Thereafter, the Company will have to pay an annual royalty of $250 per retail travel agency who is participating in the World Key Agency Group and to whom the Company has sublicensed the Trademark. As of December 31, 2000 the Company has paid approximately $31,000 in royalties under this agreement.

     o TravelnStore, Inc. has the option to acquire the Trademark from World Key, Inc. on the following terms:

     o The Company must exercise the option within 36 months after the date of the Trademark License Agreement, that is by September 30, 2002;

     o The Company must pay World Key, Inc. a purchase price equal to the sum of:

     o    The  product  obtained  by  multiplying   $2,500,  by  the  number  of
          sublicenses that are outstanding as of the date of the exercise of the option; and

          o The product obtained by multiplying $2,500, by the number of sublicenses that are granted after the date of the exercise of the option and prior to September 30, 2004; or

          o TravelnStore, Inc. can pay the purchase price either in cash, or as long as the trading price of the Company's common stock is at least $5.00 per share, in shares of common stock, which have an aggregate value equal to the purchase price.

         The Company believes that the "WORLD KEY" trademark has significant value and will facilitate the Company's establishment of the retail travel agency network. At the same time, the Company has attempted to structure the Trademark License Agreement so that its obligations are manageable and are proportionate to its use of the Trademark and the benefit the Company realizes from the agency network.

         Jim B. Tyner, Chairman of the Board of Directors and Chief Executive Officer of the Company, Yula Greco, Vice President, Secretary, Controller and a director of the Company and John R. Toal, President, Chief Operating Officer and a director of the Company are also principal shareholders of World Key, Inc. Of a total of 6.0 million shares outstanding of World Key, Inc., Jim B. Tyner, Yula Greco and John R. Toal are the beneficial owners of 1.8 million shares, 1.4 million shares and 120,000 shares, respectively. Jim B. Tyner and Yula Greco are also officers of World Key, Inc.

EMPLOYEES

         As of March 30, 2001, TravelnStore, Inc. had 21 employees consisting of four executive officers, six administrative support personnel and 10 field personnel located in various locations in the U.S. involved in the recruitment and administration of member agencies of World Key. The company anticipates that additional employees will need to be hired in the future in its efforts to recruit and administer member agencies into the World Key consortium, particularly field level personnel. No Company employees are covered by collective bargaining agreements and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are generally satisfactory.

ITEM 2.       PROPERTIES

         The Company's principal offices are located at 1100 Paseo Camarillo, Camarillo, California 93010. The office facility, a freestanding one-story building, consists of 5,100 square feet of office space. The Company has leased these offices under a five-year standard industrial/commercial lease. The initial term of the lease expires November 30, 2004. The Company has the right to extend the term of the lease for two additional 5-year periods. The base rent payable under the lease is approximately $5,300 per month, or approximately $64,000 per year. TravelnStore, Inc. has the right of first refusal to purchase the building in which the offices are located if the Landlord proposes to sell the building.


ITEM 3.       LEGAL PROCEEDINGS

         The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, in the opinion of the Company, based on review by legal counsel, any resulting liability will not have a material adverse effect on the Company's financial position or results of operations of its business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

         MARKET INFORMATION

         The Company's common stock has been quoted on the Over The Counter Bulletin Board since February 1, 2001 under the symbol "TVLN".

         The high and low closing bid quotations for the common stock as reported by the National Quotation Bureau for the period of February 1, 2001 through March 30, 2001 was:

                                    High             Low
                                    ----             ---
                                    $7.88            $1.75

         On March 30, 2001 the last reported quoted price of the common stock on the Over The Counter Bulletin Board was $1.75.

         As of March 30, 2001 there were approximately 53 shareholders of record of the Company's common stock. The Company believes a certain portion of the Company's outstanding common stock may be held in broker "street name" for the benefit of individual investors.

         DIVIDEND POLICY

         The Company has not declared or paid any cash dividends or distributions on its capital stock in the past fiscal year. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations. Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial conditions and other factors deemed relevant by the Board of Directors.


ITEM 6.       SELECTED FINANCIAL DATA

         The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-KSB.

                                     For the Year Ended     For the Year Ended
                                     December 31, 2000      December 31, 1999
                                     ------------------     ------------------
   Statement of Operations Data:

   Revenues                          $          43,044      $          59,385
   Operating Expenses                $       4,751,831      $         997,934
   Interest Expense                  $       1,474,995      $       2,503,183
   Net Loss                          $      (6,183,782)     $      (3,441,732)
   Basic and Diluted Loss per
     Common Share*                   $           (0.66)     $           (0.37)


                                      December 31, 2000      December 31, 1999
                                      -----------------      -----------------
   Balance Sheet Data:

   Total Assets                       $          481,126     $         451,661
   Current Liabilities                $        4,961,624     $       1,557,834
   Working Capital Deficit            $       (4,594,765)    $      (1,172,116)
   Notes Payable, Long-Term           $           31,899     $          40,942
   Shareholders' Deficit              $       (4,512,397)    $      (1,147,115)

* Based on 9,400,000 shares of common stock issued and outstanding as of December 31, 2000 and 1999. The per share number reflect a 2-for-1 stock split that was effective as of August 25, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         The Company is still in the early stages of its strategic business plan and is expected to incur substantial future losses. The Company has not, to date, generated any significant revenues from its operations. The ability of the Company to generate significant revenues and positive cash flows will depend on several factors, including the recruitment of a substantial number of member agencies into World Key and entering into favorable override and commission contracts with significant travel service providers.

         No assurances can be given, however, that the Company can successfully execute its strategic business plans, including recruitment of a significant number of retail travel agencies into World Key and executing favorable commission and override contracts with significant travel service providers.

         From its inception in August 1998 through December 31, 2000 the Company has incurred substantial operating losses. As of December 31, 2000 the Company has accumulated a deficit of $9,948,484. For the year ended December 31, 2000 the Company incurred a net loss of $6,183,782.

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

         Recent Developments

         On June 30, 2000 the Company was declared effective by the Securities and Exchange Commission to proceed with a Direct Public Offering ("DPO"). On
October  11,  2000 the  Company  filed a  post-effective  amendment  to its SB-2
Registration Statement to offer for sale a minimum of 461,539 shares and a maximum of 1,500,000 shares of its common stock at a price per share of $6.50. The anticipated offering proceeds to the Company from the DPO, before deducting expenses of the offering, was a minimum of $3 million and a maximum of $9.75 million. As of March 30, 2001, the Company had not completed its DPO and had not sold any of the securities covered by the DPO. Further, the Company has abandoned all efforts to complete its DPO.

         In October 2000 the Company delivered to its market maker for further delivery to a certain investor upon the investor's payment of the consideration required in the DPO, 462,000 shares of the Company's common stock in accordance with the SB-2 Registration Statement. After issuance of such shares to the market maker, the investor reneged on the payment of the purchase of the shares. As of March 30, 2001 the shares have neither been returned to the Company nor cancelled. However, no subsequent sale has been completed and the Company is now in the process of requesting that the shares be returned.

         The Company has not included the foregoing 462,000 shares in its number of issued and outstanding shares of common stock in the accompanying financial statements and the portions of this Report which deal with the Company's outstanding securities, since the sale of such shares was not consummated.

         Impact of Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption by the Company in the application of the Staff Accounting Bulletin to the Company's financial statements did not have a material change in the amount of revenues the Company ultimately realized.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

         In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the fiscal year ended December 31, 1999, for the period August 18, 1998 (date of inception) to December 31, 1998 and the interim period subsequent to December 31, 1999, the firm of Farber and Hass ("F&H") served as the Company's auditors. Effective January 4, 2001, F&H resigned as the Company's auditors. Effective February 15, 2001, the Company retained Stonefield Josephson, Inc. ("Stonefield") to act as the Company's independent certified public accountant to audit the Company's financial statements for the fiscal year ended December 31, 2000.

         During the period of engagement of F&H, there were no disagreements between the Company and F&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of F&H) would have caused F&H to make reference in connection with their report to the subject matter of disagreements. The accountants' report on the Company's financial statements for the fiscal year ended December 31, 1999 and for the period August 18, 1998 (date of inception) to December 31, 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to the Company's ability to continue as a going concern.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors and executive officers of the Company and certain information with respect to each of them is set forth below.

NAME                    AGE                        POSITION
----                    ---                        --------
Jim B. Tyner             52         Chairman, Chief Executive Officer and
                                     Director
John R. Toal             61         President, Chief Operating Officer and
                                     Director
Yula Greco               54         Vice President, Secretary, Controller and
                                     Director
Glenn E. Glasshagel      55         Senior Vice President, Chief Financial
                                     Officer
Richard A. Bush          43         Independent Director
James M. Kingzett        56         Independent Director
William E. Schenck       61         Independent Director

         JIM B. TYNER is a co-founder of TravelnStore, Inc. and has served as Chairman and Chief Executive Officer since its inception. From 1969 to 1976, he was involved in the brokerage and sale of homes and agricultural investment properties. In 1976, he founded a California licensed, independent escrow company, which he built into a multi-location firm. He sold the escrow company in 1989, having completed over 20,000 real estate transactions. Mr. Tyner purchased two general travel agencies in 1981, which he grew from $600,000 annual sales to $3.5 million in four years. Mr. Tyner sold these agencies in 1985. From 1990 to 1995, Mr. Tyner was involved in real estate development and brokerage, and served as the Managing Partner of 250,000 square feet of office, industrial and commercial buildings. Mr. Tyner founded World Key, Inc. in 1994 as a specialized travel agency for travel to Great Britain. He continues as Chairman and President of World Key, Inc. Mr. Tyner has been active in community affairs, serving on the Board of Regents of California Lutheran University, as President of the Camarillo Chamber of Commerce, as President of the Ventura County Escrow Association and the Independent Escrow Association and on the Executive Board of the California Escrow Association. Mr. Tyner is a graduate of California Lutheran University.

         JOHN R. TOAL is a co-founder of TravelnStore, Inc. and has serve as President and Chief Operating Officer of TravelnStore, Inc. since its inception. Prior to joining the Company, Mr. Toal was a Director and President of Impactor Environmental Products, Inc., a publicly held company and the parent company of Environmental Glass, Inc. Prior to his involvement with Impactor Environmental Products, Inc. he served as President of Toal and Associates, a media advertising and design consulting firm, which he founded in 1960. He has lectured at UCLA and other venues on the topics of Advertising and Marketing. He is a graduate of the American Academy of Art in Chicago.

         YULA GRECO is a co-founder of TravelnStore, Inc. and has served as Vice President, Controller and Secretary since its inception. She is also a co-founder of World Key, Inc. and has served as its Vice President and Secretary since the inception of that Company in 1994. From 1981 to 1989 Ms. Greco served as Controller of Coronado Escrow Inc. and World Key Travel, Inc. From 1989 to 1996 she served as Controller for several real estate partnerships controlled by Jim B. Tyner. Ms. Greco holds a degree in accounting from Ventura Community College.

         GLENN E. GLASSHAGEL joined the Company in July 2000 as Senior Vice President and Chief Financial Officer. Prior to joining TravelnStore, Inc., Mr. Glasshagel served as Executive Vice President and Chief Financial Officer of Roadhouse Grill, Inc. (Nasdaq:GRLL), Pompano Beach, Florida, a $150 million multi-unit restaurant chain. He served in that capacity from October 1998 until joining the Company. From September 1996 to October 1998 he served as Executive Vice President and Chief Financial Officer for Casino Software Corporation in Las Vegas, Nevada, a Vancouver, British Columbia, Stock Exchange Start-up Company that developed software for the gaming industry. From August 1992 until September 1996, Mr. Glasshagel served as Vice President, Finance and Chief
Financial Officer of HomeTown Buffet, Inc., San Diego, California. He was instrumental in leading HomeTown Buffet, Inc. (formerly Nasdaq:HTBB) in its initial public offering as well as follow-on public stock and debt offerings, raising nearly $100 million in capital to rapidly grow the Company. At the time HomeTown Buffet, Inc. merged with Buffets, Inc. (formerly Nasdaq:BOCB) in 1996, HomeTown Buffet, Inc. operated approximately 100 restaurants throughout the U.S. with annual revenues totaling more than $250 million. Mr. Glasshagel, a graduate of Southern Illinois University with a degree in accounting, is a Certified Public Accountant.

         RICHARD A. BUSH graduated with honors from Indiana University in 1980. He qualified as a Certified Public Accountant in 1980. He spent 10 years with Arthur Andersen & Co. and held the position of Manager, Audit Financial Consulting Practice in its Chicago office. Mr. Bush joined the Aerospace Division of Abex, Inc. as Controller in 1990. He also served as a Co-General Partner, with Mr. Tyner, in several, large commercial real estate syndications. He currently serves as Vice President and Chief Financial Officer of Fairfield Manufacturing Company Inc., a manufacturing company with revenues in excess of $200 million annually located in Lafayette, Indiana.

         JAMES M. KINGZETT is a graduate of Carroll College and the University of Montana School of Law. He has over 25 years experience in real estate acquisition, development, management and disposition with specialized experience in the coordination of design, planning and permitting functions of real estate development. He has founded and directed successful businesses, both on the U.S. mainland and in the Pacific Basin. From 1992 to present, he is served as President of Pro-United Inc., a Texas Corporation, involved in real estate investment, development and brokerage in Texas and South Eastern United States. From 1981 to present, he has also served as an officer and director of Pacific Endeavors, Ltd., which is engaged in the export and brokerage of food and building materials throughout the South Pacific. He is a resident of Gardnerville, Nevada.

         WILLIAM E. SCHENCK is the founder and Chief Executive Officer of International Creative Alliance, Inc., an employment placement company specializing in the placement of various cinema specialists in film shoots and post production areas of the film industry. He founded the company in 1998. From 1992 until 1999 Mr. Schenck was the founder and Chief Executive Officer of O2 Investments, Inc., a durable medical equipment company specializing in the treatment of respiratory diseases. In 1994 Mr. Schenck also founded O3 Investments, Inc., a Virginia corporation that filed Chapter 11 under the U.S Bankruptcy Code in 1999. Subsequent to the filing all creditors were paid in full, the bankruptcy was discharged and the company was sold. Mr. Schenck is also a director of Integrated Healthcare Partners, Inc., a privately held software company. He is a graduate of Occidental College in Los Angeles, California.

         SECTION 16 (A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in TravelnStore, Inc.'s common stock. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16 (a) forms that they file.

         Based solely on a review of the copies of such reports furnished to the Company, or written representation that no such reports were required, the Company believes that for the fiscal year ended December 31, 2000, all of the Company's officers, directors and greater than 10% beneficial owners, complied with all Section 16 (a) filing requirements applicable to them.


ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2000 and 1999 and the period from August 18, 1998 (date of inception of the Company) until December 31, 1998 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceed $100,000 for the fiscal year ended December 31, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                   Annual Compensation                Compensation Awards
                             ---------------------------------------  ---------------------
Name and Principal                                    Other Annual    Securities Underlying
Position              Year   Salary (1)   Bonus (2)  Compensation(3)    Options/SAR's (4)
------------------    ----   ----------   ---------  ---------------  ---------------------
Jim B. Tyner          2000   $ 84,000     $ -0-         $ -0-                  -0-
Chief Executive       1999     84,000       -0-           -0-                  -0-
Officer, Chairman     1998       -0-        -0-           -0-                  -0-
and Director


------------

(1) The dollar value of base salary (cash and non-cash) received. Amounts in the table represent salary which was accrued for Mr. Tyner, but which had not been paid to Mr. Tyner as of March 30, 2001.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) The value of common stock to be received upon the exercise of all stock options and stock appreciation rights granted during the fiscal years shown in the table.


         Stock Incentive Plans

         No options, stock appreciation rights or other stock incentives were granted under the Company's 1999 Stock Incentive Plan to any of the Executive Officers listed in the Summary Compensation Table in fiscal year 2000.

         Employee Pension, Profit Sharing or Other Retirement Plans

         Except as provided in the Company's employment agreements with its Executive Officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

         Compensation of Directors

         At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

         Employment Agreements

         The Company has entered into written Employment Agreements with each of the Executive Officers listed in Item 10, "Directors and Executive Officers of the Registrant."

         The Company entered into Employment  Agreements with Jim B. Tyner, John
R. Toal and Yula Greco on July 1, 1999. Each of the Employment Agreements has the following principal terms and conditions:

          o The term of the Employment Agreement is one year beginning July 1, 1999 and ending June 30, 2000. Continued full-time employment after June 30, 2000 shall be subject to the terms and conditions of the existing Employment Agreement until a new Employment Agreement is executed by and between the Company and the Executive Officer, if one is executed at all;

          o The Company will annually review the Executive Officer's performance and determine whether or not the Executive Officer is entitled to receive an increase in salary for the following year as well as a cash bonus for performance during the previous year;

          o The Executive Officer is entitled to participate in the Company's Stock Incentive Plan and other fringe benefits, although the Company is not obligated to grant the Executive Officer any option or an option covering any particular number of shares of common stock; and

          o The Company may terminate the Employment Agreement only for cause upon 30 days written notice.

         The annual salary payable to each of Messrs. Tyner and Toal and Ms. Greco is as follows:

          o    Mr. Tyner - $84,000 per year;

          o    Mr. Toal - $72,000 per year; and

          o    Ms. Greco - $72,000 per year.

         As of December 31, 2000, the Company was obligated to pay the foregoing Executive Officers a total of $295,000 in salaries accrued but unpaid for the period January 1, 1999 to December 31, 2000.

         The Company entered into an Employment Agreement with Glenn E. Glasshagel on July 17, 2000. Mr. Glasshagel's Employment Agreement has the following principal terms and conditions:

          o The term of the Employment Agreement is five years beginning July 17, 2000 and ending June 30, 2005. Continued full-time employment after June 30, 2005 shall be subject to the terms and conditions of the existing Employment Agreement until a new Employment Agreement is executed by and between the Company and the Executive Officer, if one is executed at all;

          o    Mr. Glasshagel's annual salary is $150,000;

          o The Company will annually review Mr. Glasshagel's performance and determine whether or not he is entitled to receive an increase in salary for the following year as well as a cash bonus for performance in the previous year. Mr. Glasshagel is guaranteed a minimum cash bonus of $50,000 for the first year of employment under the Employment Agreement. Mr. Glasshagel received $25,000 as an advance on the minimum guaranteed cash bonus on his start date with the Company;

          o Mr. Glasshagel is entitled to participate in the Company's Stock Incentive Plan and other fringe benefits. Under the Employment Agreement Mr. Glasshagel is to receive an annual minimum stock option for 25,000 shares of the Company's common stock with a strike price equal to the average trading price for the Company's common stock on the date of grant; and

          o The Company may terminate the Employment Agreement for cause upon 30 days written notice and without cause upon written notice and continuing all payments due under the Employment Agreement for a period of 120 days.

1999 STOCK INCENTIVE PLAN

         In April 1999, the Company adopted the 1999 Stock Incentive Plan (the "Plan"). The purposes of the Plan are to provide an additional incentive for directors, officers, employees and consultants to further the Company's growth, development and financial success by personally benefiting through the ownership of its securities, and to enable the Company to obtain and retain the services of directors, officers, employees and consultants considered essential to its long-term success.

         The Company has reserved a total of 1,000,000 shares of common stock for issuance under the Plan (after giving effect to the 2-for-1 stock split effected August 25, 1999) either upon the exercise of options or as shares of restricted stock. The Plan provides for adjustment in the number of shares of common stock covered by the Plan in the event of, amongst other things, any stock splits or stock dividends and any combinations or reclassifications of the Company's common stock.

         Currently, the Board of Directors administers the Plan, although the Board may appoint a Committee to administer the Plan. The administrator has authority to construe and implement the Plan, to select the individuals eligible for the grant of options and the award of stock, to determine the amount and exercise price of options and other shares to be granted, to impose restrictions on the transferability of the options and shares and to prescribe all other terms and conditions of each option granted under the Plan.

         The administrator may grant options and award shares to the Company's directors, officers, employees and consultants. As of the date hereof, no directors, officers, employees or consultants have been granted any options or issued any shares under the Plan.

         Stock Options

         Options granted under the Plan may be incentive stock options or non-statutory stock options for federal and state income tax purposes. Options granted under the Plan are not transferable, except in the event of the Optionee's death, and options may be exercised only within the period prescribed by the administrator. The maximum term of any option is ten (10) years.

         The administrator of the Plan has the discretion to establish the vesting schedule for any options. Generally options will vest at the rate of 20% after each year of employment but, in the event of the Company's merger or reorganization, the administrator may accelerate the vesting of the Options. The administrator may provide that the option will become fully vested on the occurrence of a Change in Control, which would generally include (a) a person's acquisition of 25% or more of the Company's outstanding voting securities; (b) the stockholders' approval of our merger or consolidation with or into another corporation in which the Company's existing stockholders do not own at least 65% of the voting securities of the surviving entity; or (c) over any two (2) year period, a change in the majority of the Company's Board of Directors that is not approved by at least two-thirds (2/3) of the Directors then in office.

         The expiration of any option is accelerated if the optionee's employment, status as a director or consultant terminates for any reason. The option must be exercised within thirty (30) days following such termination, unless the termination is as a result of the optionee's death or disability, in which case the option must be exercised within one (1) year after the date of termination.

         The exercise price of an option is set by the administrator at the time of grant. The option price may not be less than 100% of the fair market value of common stock on the date of grant. Payment of the exercise price of an option may be made in whole or in part in the form of cash or our stock (valued at its then fair market value).

         Restricted Stock

         The administrator may award shares under the Plan on such terms and conditions, as it deems appropriate. The shares may be awarded either as a stock bonus for which the recipient shall not be obligated to pay a purchase price or as a stock purchase in which case the recipient shall be obligated to pay a purchase price established by the administrator, which price may be less than the then fair market value of the common stock.

         The recipient will be entitled to vote all of the shares immediately upon the award of the shares. The Administrator may provide that the recipient's economic interest in the shares will vest over a period of time, provided that such period shall not be longer than 20% per year over five years.

         In the event of the termination of the stockholder's employment or status as a director or consultant, the Company shall have the right to repurchase any unvested shares at a price equal to the purchase price paid by the stockholder. The administrator also may provide that, on the occurrence of any such termination, the Company will have the right to repurchase, at its then fair market value, any vested shares.

         Anti-takeover Impact of Change of Control Provision

         The Plan permits the administrator to accelerate the vesting of any option and any shares on the occurrence of a Change in Control. Such acceleration of vesting could have an anti-takeover effect and could make it more difficult for a third party to acquire TravelnStore, Inc. The Company is not currently discussing or negotiating with any other person regarding the acquisition of TravelnStore, Inc. or any similar transaction that would result in a Change in Control.

         Amendment and Termination

         The Company may amend or terminate the Plan at any time, provided that no outstanding option or shares may be adversely affected without the optionee's or the stockholder's consent. The approval of the Company's stockholders is required only for amendments that increase the number of shares available for issuance under the Plan other than as a result of stock split, recapitalization or other change in our capital structure. The Plan will automatically terminate on December 31, 2009, unless it has previously been terminated; but options and shares then outstanding may be exercised and will remain outstanding until they expire or are terminated in accordance with their terms.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates the share ownership of the Company's common stock, as of March 23, 2001, of persons owning five percent or more, directors and executive officers based on information provided by these individuals and all directors and executive officers as a group.

                                                                 Percentage
   Name of                                Amount                Ownership of
Beneficial Owner                    Beneficially Owned          Common Stock (1)
----------------                    ------------------          ----------------
Jim B. Tyner                             3,384,500                  33.9%
Scanlin 1989 Trust (2)                   2,059,607                  20.6%
Stevan M. Saylor (3)                     1,837,201                  18.4%
John R. Toal                               861,000                   8.6%
Yula Greco                                 861,000                   8.6%
Glenn E. Glasshagel                            -0-                     *
Richard A. Bush   (4)                       46,154                     *
James M. Kingzett                              -0-                     *
William E. Schenck                             -0-                     *

All executive officers and directors
 as a group (seven persons)              5,152,654                  51.6%

---------------
*  Less than 1%.

(1)  Ownership percentage is calculated on 9,985,608 shares of common stock.

(2) Includes (a) 16,107 shares of common stock issuable to the Scanlin 1989 Trust upon conversion of the shares of Series A Preferred Stock held by him and (b) 75,000 shares of common stock issuable in connection with the payment of Bridge Loans.

(3) Includes 8,355 shares of common stock issuable to Mr. Saylor upon conversion of the shares of Series A Preferred Stock held by him.

(4) Includes 23,077 shares owned by Mr. Bush's spouse, Deidre J. Bush. Mr. Bush has no ownership or voting rights on the shares owned by his spouse.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TravelnStore, LLC (the "LLC"), a California limited liability company, was organized on August 18, 1998, and is the predecessor to the Company. By a merger of the LLC into the Company, effective as of April 15, 1999, TravelnStore, Inc. acquired all of the LLC's business, assets and liabilities. In connection with the merger, the Company issued to the members of the LLC a total of 4,500,000 shares of the Company's common stock. The members of the LLC had made an aggregate cash contribution to the LLC of $200 in exchange for their membership interests in the LLC. The persons who were the members of the LLC currently hold a majority of TravelnStore, Inc. outstanding common stock.

CONVERTIBLE NOTE TRANSACTIONS

         In separate private placements that commenced in September 1998, January 1999 and June 1999, the Company issued a total of 37 Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $550,000. Each Note has a face value of $15,000. $85,000 of the Notes have a coupon rate of 8% per annum, $465,000 of the Notes have a coupon rate of 6% per annum and all of the Notes are all due and payable on December 31, 2000. One Note was only partially funded to the extent of $7,500. The portion of the Note that was not funded through cash payments was treated as compensation expense paid to an Executive Officer. The Company used the proceeds of these Loans to cover its initial operating expenses and for general working capital purposes, including the payment of Executive Officers' salaries. No significant portion of the proceeds was used to fund the acquisitions of capital equipment. Each of the Notes was issued in exchange for cash, the forgiveness of debt or a combination thereof in an amount equal to the principal amount of the Note. Under each of the placements, the amount payable at December 31, 2000, on maturity of the Notes, will depend on whether or not the Company has completed a registered public offering of its common stock.

         The Notes issued under each of the placements may be converted into shares of common stock following the date on which a registered public offering of the Company's common stock is declared effective. For the Notes issued under the placement that commenced in September, 1998, the holder may convert the Note into that number of shares of the Company's common stock determined by dividing the sum of $150,000 by the price at which the Company issues the shares of common stock in the registered offering; provided that the number of shares that are issuable upon such conversion shall be appropriately pro-rated to reflect any partial payments on the Note prior to the date of conversion. For the Notes issued under the placements that commenced in January 1999 and June 1999, the holder may convert the Note into that number of shares of the Company's common stock determined by dividing the sum of $50,000 by the price at which the Company issues the shares of common stock in the registered offering, provided that the number of shares that are issuable upon such conversion shall be appropriately pro-rated to reflect any partial payments on the Note prior to the date of conversion. In anticipation that the offering price for any shares issued in a registered offering would be $6.50 per share, the Company has reserved for issuance on conversion of the Notes a total of 376,923 shares of common stock. The Company will appropriately adjust the number of shares reserved to reflect the actual offering price and the then aggregate amount payable under the Notes.

         As of March 23, 2001, holders of 35 Notes, in the aggregate principal amount of $490,000, have converted their Notes into an aggregate of 346,146 shares of common stock. As of March 23, 2001, and after giving effect to the foregoing conversions, there remained outstanding two Notes in the aggregate principal amount of $60,000 which, if converted, would require the issuance of an additional 30,769 shares of the Company's common stock.

         In a private placement Funding Agreement that commenced December 21, 1999, the Company issued a Note in the amount of $350,000 in exchange for cash consideration. The Note has a coupon rate of 8% per annum and the principal and accrued interest was due May 30, 2000. At any time the Note holder can elect to convert the Note plus accrued interest into 175,000 shares of the Company's common stock for the principal amount due plus an additional amount of shares for the interest accrued on the principal at the time of conversion. The Note may be converted to the Company's common stock in parts or the entire amount. During the first quarter of 2001 the aggregate principal amount of $250,000 of the Note was converted into 125,000 shares of the Company's common stock and 15,000 shares of the Company's common stock was issued for the interest due thereon, for a total of 140,000 issued under the Note conversion.

OPTION SWEEPSTAKES

         In connection with the commencement of the TravelnStore.com Web site, the Company conducted a sweepstakes under which it solicited entries from visitors to the Web site. The Company granted to one visitor, whose name was drawn at random from the list of all participating visitors, an option to purchase shares of the Company's common stock as is determined by dividing $1,000,000 by the price at which the shares of the Company's common stock are issued to the public through a public stock offering. The Company has reserved for issuance under the option 153,846 shares of common stock. The aggregate exercise price of the Option is $100.00.

     The option holder has agreed that:

     o They will not transfer all or any portion of their interest in the option other than by will or the laws of descent and distribution, without the Company's prior written consent; and

     o They will not publicly offer or sell any shares of common stock acquired on exercise of the option for a period of 180 days after a registration statement to sell the Company's common stock to the public is declared effective, without the Company's prior written consent.

         If the Company does not effect a public offering of its common stock by December 31, 2000, the option will expire on December 31, 2000 and the Company will pay the holder of the option $25,000 in cash.

         The Company commenced the sweepstakes on November 1, 1998 and made the drawing on January 31, 1999. Entrant's were required merely to register at the TravelnStore.com Web site by leaving their email address and were not obligated, then or thereafter, to provide any other particular information to the Company, purchase any goods or services, pay the Company any amount or otherwise provide it any particular consideration. The Company does not intend to conduct any other sweepstakes in which it will grant any options or issue any other securities to any participant. It is possible that the grant of the option did not comply with the registration requirements of the Securities Act of 1933. Because the Company granted only one option, did not receive, and will not receive, any tangible property on the grant or exercise of the option, the Company does not intend to offer the holder of the option the right to rescind the grant of the option.

STOCKHOLDER LOANS

         In connection with the Company borrowing a total of $140,000 from two of its principal stockholders, the Company issued to such stockholders, as additional consideration for the loans, a total of 400,000 shares of common stock. Notes issued for a total of $100,000 were due and payable on June 30, 1999, and bearing interest at the rate of 10% per annum. One of the Notes issued for $40,000 was due and payable on December 31, 1999, bearing interest at the rate of 10% per annum and is convertible at the holder's option into Convertible Notes issued in the September 1998 private placement (which is described above) in the aggregate principal amount of $75,000. Effective as of August 25, 1999, all of these Notes were converted into an aggregate of 8,154 shares of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into 24,462 shares of common stock.

BRIDGE LOAN NOTES

         Between September 23, 1999 and December 31, 2000, the Company borrowed a total of $1,353,500 from various investors and in exchange issued a total of 37 Promissory Notes (the "Notes"). These Notes bear interest at the rate of 8% per annum, do not require monthly or periodic payments of principal or interest, and are all due and payable on the date that is 30 days after final closing of the Company's Initial Public Offering. Upon payment of the Notes, the Company will issue to the Note holders, in addition to the principal amount of the Notes and accrued interest, from 3,500 to 5,000 shares of common stock for each $25,000 principal amount of the Notes in the principal amount of $1,268,500 and 20,000 shares for one Note in the principal amount of $85,000, for a total of 340,750 shares of common stock. One Note was only partially funded to the extent of $10,000. The Company is treating the portion of the Note that was not funded through cash payments as a $5,000 general and administrative expense for services performed by a supplier.

CONSULTANCY AGREEMENTS

         On July 6, 1998, TravelnStore, LLC, the predecessor to TravelnStore, Inc., entered into Independent Contractor Agreements with Stevan M. Saylor and Donald G. Scanlin. Both Mr. Scanlin and Mr. Saylor were founders of TravelnStore LLC and are principal stockholders of TravelnStore, Inc. Under these Agreements, Mr. Scanlin and Mr. Saylor provided consultancy services to TravelnStore, LLC during its formation and through the period ended June 30, 1999. Each of the Consulting Agreements has terminated and the Company is not obligated to continue to retain or to employ either or both of Messrs. Scanlin and Saylor. Both Mr. Scanlin and Mr. Saylor have significant business experience from which TravelnStore, Inc., and its predecessor have benefited. Their duties, under each of their respective agreements, were to provide general business and marketing advice at the request and direction of the officers of TravelnStore, Inc. For their services, each is to receive $25,000 payable on the successful completion of the Company's Initial Public Offering. TravelnStore, Inc. does not anticipate renewing or negotiating any further consultancy agreements with either Mr. Scanlin or Mr. Saylor since the services which they have provided have or will be assumed by full-time employees of the Company.

TRADEMARK LICENSE AGREEMENT

         TravelnStore, Inc. utilizes the World Key trademark held by World Key, Inc., an affiliated company of TravelnStore, Inc., as part of agency recruitment efforts and as the brand name for the World Key Agency Group consortium. Under a Trademark License Agreement with World Key, Inc. dated September 24, 1999, the Company acquired the exclusive right to use the "WORLD KEY" trademark and service mark in the United States. The principal terms of the Trademark License Agreement are as follows.

          o The term of the license is perpetual, subject to the right of either party to terminate the license for cause.

          o    The licensed territory is the United States.

               o The Company has the right to sublicense the Trademark for use by retail travel agencies participating in its World Key Agency Group network of agencies.

          o    Royalties that the Company has to pay are as follows:

          o No royalties are due until the first sublicense is granted by the Company, which occurred in July, 2000;

          o Upon grant of the first sublicense, the Company will pay a license fee of $25,000, which has been paid; and

               o Thereafter, the Company will have to pay an annual royalty of $250 per retail travel agency who is participating in the World Key Agency Group and to whom the Company has sublicensed the Trademark. As of December 31, 2000 the Company has paid approximately $31,000 in royalties under this agreement.

          o TravelnStore, Inc. has the option to acquire the Trademark from World Key, Inc. on the following terms:

          o The Company must exercise the option within 36 months after the date of the Trademark License Agreement, that is by September 30, 2002;

          o The Company must pay World Key, Inc. a purchase price equal to the sum of:

          o The product obtained by multiplying $2,500, by the number of sublicenses that are outstanding as of the date of the exercise of the option; and

               o The product obtained by multiplying $2,500, by the number of sublicenses that are granted after the date of the exercise of the option and prior to September 30, 2004; or

               o TravelnStore, Inc. can pay the purchase price either in cash, or as long as the trading price of the Company's common stock is at least $5.00 per share, in shares of common stock, which have an aggregate value equal to the purchase price.

         The Company believes that the "WORLD KEY" trademark has significant value and will facilitate the Company's establishment of the retail travel agency network. At the same time, the Company has attempted to structure the Trademark License Agreement so that its obligations are manageable and are proportionate to its use of the Trademark and the benefit the Company realizes from the agency network.

         Jim B. Tyner, Chairman of the Board of Directors and Chief Executive Officer of the Company, Yula Greco, Vice President, Secretary, Controller and a director of the Company and John R. Toal, President, Chief Operating Officer and a director of the Company, are also principal shareholders of World Key, Inc. Of a total of 6.0 million shares outstanding of World Key, Inc., Jim B. Tyner, Yula Greco and John R. Toal are the beneficial owners of 1.8 million shares, 1.4 million shares and 120,000 shares, respectively. Jim B. Tyner and Yula Greco are also officers of World Key, Inc.

                                     PART IV

ITEM 14.      FINANCIAL STATEMENTS AND EXHIBITS

     (a) List of Documents Filed as Part of This Report:

     1.   Consolidated Financial Statements.

          The Consolidated Financial Statements are listed in the accompanying "Index to Financial Statements."

     2. Financial Statement Schedules.

          Financial Statement Schedules are listed in the accompanying "Index to Financial Statements."

     3. Exhibits

          The exhibits filed with or incorporated by reference in this report are as follows:

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------

2 Merger Agreement dated April 15, 1999, between TravelnStore. com, LLC, a California limited liability company, and TravelnStore, Inc., a California corporation*

3      Charter Documents

       3.1       Articles of Incorporation as filed March 4, 1999*

       3.2 Certificate of Amendment and Restatement of Articles of Incorporation as filed August 25, 1999*

       3.3       Bylaws*

       3.4 Certificate of Amendment of Articles of Incorporation as filed May 30, 2000*

4      Instruments defining rights of holders

       4.1       Form of Convertible Promissory Note issued September 1998*

       4.2       Form of Convertible Promissory Note issued January 1999*

       4.3       Form of Subscription Agreement*

       4.4       Form of Certificate for common stock*

       4.5       Form of Convertible Promissory Note issued June 1999*

       4.6       Form of Notice of Conversion regarding Convertible Promissory
                 Notes*

       4.7       Promissory Notes issued to Scanlin 1989 Trust*

       4.8       Promissory Notes issued to Stevan Saylor*

       4.9 Form of Notice of Conversion regarding Promissory Notes issued to Scanlin 1989 Trust and Stevan Saylor*

       4.10      Form of Convertible Promissory Note issued September 1999*

       4.11      Form of Bridge Loan Promissory Note*

EXHIBIT NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------

10     Material Contracts

       10.3      1999 Stock Incentive Plan**

       10.5      Independent Contractor Agreement with Donald Scanlin*

       10.6      Independent Contractor Agreement with Stevan Saylor*

       10.7      Stock Option Granted to Stoltenberg*

       10.8 Operating Agreement between TravelnStore, Inc. and World Key, Inc.dated September 8, 1998*

       10.10     Employment Agreement with Jim Tyner dated August 1, 1999*

       10.11     Employment Agreement with John Toal dated August 1, 1999*

       10.12     Employment Agreement with Yula Greco dated August 1, 1999*

       10.14 Trademark License Agreement between World Key, Inc. and TravelnStore, Inc. dated September 25, 1999*

       10.17 Memorandum of Lease dated November 8, 1999, between Diane Hedrick Bovee, Trustee of the Bovee/Hedrick Family Trust dated 5/2/90, as Lessor, and TravelnStore, Inc., as Lessee*

       10.18     Loan Agreement dated December 21, 1999.*

       10.19 Modification of Loan Agreement dated May 11, 2000, relating to Loan Agreement dated December 21, 1999.*

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2000.

                          Index To Financial Statements

                                                                      Page
                                                                      ----
Independent Auditors' Report                                       F-1 to F-2

Financial Statements:

Balance Sheet, December 31, 2000                                      F-3

Statements of Operations
  For the Years Ended December 31, 2000 and 1999                      F-4

Statements of Shareholders' Deficit
  For the Years Ended December 31, 2000 and 1999                      F-5

Statements of Cash Flows
  For the Years Ended December 31, 2000 and 1999                  F-6 to F-7

Notes to Financial Statements                                     F-8 to F-18

INDEPENDENT AUDITORS' REPORT


To  the Board of Directors of TravelnStore, Inc.:

We have audited the accompanying balance sheet of TravelnStore, Inc. (the "Company") as of December 31, 2000 and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since inception, and as of December 31, 2000, has a working capital deficit of $4,594,765, $1,513,500 of notes payable in default and has a shareholders' deficit of $4,512,397. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stonefield Josephson, Inc.
Santa Monica, California
April 9, 2001

INDEPENDENT AUDITORS' REPORT


To  the Board of Directors of TravelnStore, Inc.:

We have audited the accompanying statements of operations, shareholders' deficit and cash flows of TravelnStore, Inc. (formerly TravelnStore.com, Inc.) (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of TravelnStore, Inc.
(formerly TravelnStore.com, Inc.) for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception, has a working capital deficit of $1,172,116 and has a shareholders' deficit of $1,147,115. These conditions raise substantial doubt about its ability to continue as a going concern. Management' plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Farber & Hass LLP
April 7, 2000
Oxnard, California

                               TRAVELNSTORE, INC.
                                  Balance Sheet
                                December 31, 2000

ASSETS
Current Assets:
  Accounts Receivable                                              $     21,556
  Advances Due from Employee                                             25,000
  Due from Related Party                                                320,303
                                                                   ------------
    Total Current Assets                                                366,859

Furniture and Equipment, Net                                             79,807

Other Assets                                                             34,460
                                                                   ------------
    TOTAL ASSETS                                                   $    481,126
                                                                   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Book Overdraft                                                   $     45,980
  Accounts Payable and Accrued Expenses                               1,858,881
  Interest Payable                                                      145,121
  Notes Payable, Current Portion                                      2,511,992
  Notes Payable, Related Parties                                        349,650
  Accrued Expenses, Related Parties                                      50,000
                                                                   ------------
    Total Current Liabilities                                         4,961,624

Notes Payable, Less Current Portion                                      31,899
                                                                   ------------
    Total Liabilities                                                 4,993,523
                                                                   ------------
Shareholders' Deficit:
  Convertible Preferred Stock, No Par Value; 1,000,000
    Shares Authorized; 8,154 Shares Issued and Outstanding              150,887
  Common Stock, No Par Value; 20,000,000 Authorized;
    9,400,000 Shares Issued and Outstanding                           3,931,700
  Common Stock Subscribed, 340,750 Shares                             1,353,500
  Accumulated Deficit                                                (9,948,484)
                                                                   ------------
    Total Shareholders' Deficit                                      (4,512,397)
                                                                   ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $    481,126
                                                                   ============


                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                      2000             1999
                                                  ------------     ------------
Revenues                                          $     43,044     $     59,385
                                                  ------------     ------------
Operating Costs:
  Selling, General and Administrative
    Expenses                                         4,331,689          997,134
  Write-Off of Deferred Offering Costs                 420,142                -
                                                  ------------     ------------

Total Operating Costs                                4,751,831          997,134
                                                  ------------     ------------

Loss from Operations                                (4,708,787)        (937,749)
                                                  ------------     ------------
Interest Expense:
   Fair Value of Beneficial Conversion
     Feature:
       Convertible Debentures                                -        1,960,000
       Funding Agreement                               237,500          112,500
   Bridge Loans - Stock Bonuses                        963,500          390,000
   Stock Dividend on Convertible
     Debentures                                              -            4,000
   Discount for Shares Sold at Below
     Market Value by Founding
     Shareholders                                      150,000                -
   Other Interest Expense                              123,995           36,683
                                                  ------------     ------------

     Total Interest Expense                          1,474,995        2,503,183
                                                  ------------     ------------

Loss Before Provision for Income Taxes              (6,183,782)      (3,440,932)

Provision for Income Taxes                                   -              800
                                                  ------------     ------------

Net Loss                                          $ (6,183,782)    $ (3,441,732)
                                                  ============     ============

Basic and Diluted Loss per Common Share           $      (0.66)    $      (0.37)
                                                  ============     ============
Weighted-Average Common Shares
Outstanding, Both Basic and Diluted                  9,400,000        9,400,000
                                                  ============     ============


                 See accompanying notes to financial statements.

                                                          TRAVELNSTORE, INC.
                                             Statement of Changes in Shareholders' Deficit
                                            For the Years Ended December 31, 2000 and 1999

                                       Convertible                                        Common
                                     Preferred Stock           Common Stock          Stock Subscribed
                                    ------------------    -----------------------   --------------------   Accumulated
                                    Shares     Amount       Shares      Amount      Shares      Amount       Deficit        Total
                                    ------   ---------    ---------    ----------   -------   ----------   -----------  -----------
 Balance, January 1, 1999                -   $       -            -    $      200         -   $        -   $  (322,970) $  (322,770)

 Preferred Stock Note Conversion     8,154     150,887            -             -         -            -             -      150,887

 Common Stock Issued to Acquire
   TravelnStore LLC                      -           -    9,000,000             -         -            -             -            -

 Fair Value of Beneficial
   Conversion Feature:
     Convertible Debentures              -           -            -     1,960,000         -            -             -    1,960,000
     Funding Agreement                   -           -            -       112,500         -            -             -      112,500

 Stock Dividend on Convertible
   Debentures                            -           -      400,000         4,000         -            -             -        4,000

 Bridge Loan Shares Subscribed           -           -       60,000       390,000         -            -             -      390,000

 Net Loss                                -           -            -             -         -            -    (3,441,732)  (3,441,732)
                                    ------   ---------    ---------    ----------   -------   ----------   -----------  -----------
 Balance, December 31, 1999          8,154     150,887    9,460,000     2,466,700         -            -    (3,764,702)  (1,147,115)

 Fair Value of Beneficial
   Conversion Feature -
      Funding Agreement                  -           -            -       237,500         -            -             -      237,500

 Fair Value of Options Issued            -           -            -         5,000         -            -             -        5,000

 Subscribed Shares                                          (60,000)     (390,000)   60,000      390,000             -            -

 Bridge Loans - Stock Bonuses            -           -            -             -   280,750      963,500             -      963,500

 Corporate Expense - Paid by
  Founders                               -           -            -     1,462,500         -            -             -    1,462,500

 Discount for Shares Sold at
  Below Market Value by
  Founding  Shareholders                 -           -            -       150,000         -            -             -      150,000

 Net Loss                                -           -            -             -         -            -    (6,183,782)  (6,183,782)
                                    ------   ---------    ---------    ----------   -------   ----------   -----------  -----------
Balance, December 31, 2000           8,154   $ 150,887    9,400,000    $3,931,700   340,750   $1,353,500   $(9,948,484) $(4,512,397)
                                    ======   =========    =========    ==========   =======   ==========   ===========  ===========

                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                            2000            1999
                                                         -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                               $(6,183,782)   $(3,441,732)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization                           18,579          3,332
      Fair Value of Beneficial Conversion Feature:
        Convertible Debentures                                     -      1,960,000
        Funding Agreement                                    237,500        112,500
        Bridge Loans - Stock Bonuses                         963,500        390,000
      Discount for Shares Sold at Below Market Value
       by Founding Shareholders                              150,000              -
      Corporate Expense - Paid by Founders                 1,462,500              -
      Stock Dividend on Convertible Debentures                     -          4,000
      Other                                                    5,000         10,887
  Changes in Assets and Liabilities:
    (Increase) Decrease:
      Accounts Receivable                                    (21,371)             -
      Prepaid Expenses and Other Current Assets              206,527       (206,527)
    Increase (Decrease):
      Book Overdraft                                               -         10,383
      Accounts Payable and Accrued Expenses                1,320,830        503,105
      Interest Payable                                       115,443         25,681
      Income Taxes Payable                                         -           (889)
      Deferred Income                                         (9,399)       (24,921)
      Other                                                        -         (8,037)
                                                         -----------    -----------
      Net Cash Used in Operating Activities               (1,734,673)      (662,218)
                                                         -----------    -----------
Cash Flows from Investing Activities:
  Advances Due from Employee                                 (25,000)             -
  Net Loans to Related Party                                (141,297)             -
  Purchase of Furniture and Equipment                        (34,139)             -
  Other Assets                                               (32,764)             -
                                                         -----------    -----------
    Net Cash Used in Investing Activities                   (233,200)             -
                                                         -----------    -----------


                See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                            Statements of Cash Flows (continued)
                 For the Years Ended December 31, 2000 and 1999

                                                            2000            1999
                                                         -----------    -----------
Cash Flows from Financing Activities:
  Book Overdraft                                              35,597              -
  Net Borrowings from Related Parties                        323,000         25,600
  Proceeds from Notes Payable                              1,617,950        800,000
  Repayments of Notes Payable                                 (8,674)             -
  Net Loans to Related Party                                       -       (182,242)
                                                         -----------    -----------
    Net Cash Provided by Financing Activities              1,967,873        643,358
                                                         -----------    -----------

Increase (Decrease) in Cash                                        0        (18,860)

Cash at Beginning of Period                                        0         18,860
                                                         -----------    -----------
Cash at End of Period                                    $         0    $         0
                                                         ===========    ===========

Supplementary Disclosure of Cash Flow Information:
  Cash Paid During the Year for:
    Interest                                             $     4,931    $         0
                                                         ===========    ===========
    Income Taxes                                         $         0    $     1,600
                                                         ===========    ===========

Non-Cash Financing Activity:

1. In July 1999, two shareholders exercised options to convert $ 150,887 of convertible debt and interest into Series A Preferred Stock.

2. In January 1999, the Company issued 400,000 shares (after giving effect to the Company's August 1999 two-for-one split) of common stock as a dividend to two note holders.

3. In December 1999, the Company acquired furniture and fixtures in the amount of $49,614 in exchange for a note to a private party.


                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                          Notes to Financial Statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - TravelnStore, Inc. (the "Company") operates a retail travel agency consortium known as the World Key Agency Group. The Company has in its consortium approximately 130 retail travel agencies located in the United States.

         In March 1999, the Company acquired 100% of the members' interest in Travelnstore LLC in exchange for 9,000,000 shares (adjusted for the stock split on August 25, 1999) of the Company's common stock. The Company's shareholders owned 100% of the members' interest in Travelnstore LLC.

         Because Travelnstore LLC was acquired from related parties, the acquisition was reflected using the recorded assets and liabilities of Travelnstore LLC and accounted for in a manner similar to a pooling of interest. The Company had no operations prior to the acquisition of Travelnstore LLC.

         BASIS OF PRESENTATION - As reflected in the accompanying financial statements, the Company has had, since inception, recurring losses from operations, negative cash flow from operations, its current liabilities exceed its current assets and the Company is delinquent in payment of certain notes and accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to incur such losses unless and until its retail travel agency consortium achieves commercial viability. In addition, a significant portion of its contributed capital was advanced to a related party (see Note 2).

         The  accompanying  financial  statements  were  prepared  assuming  the
         Company will continue to operate on a going-concern basis. The continued operation of the Company is dependent upon management's ability to raise additional capital and generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities which would be required if the Company were unable to realize its assets and satisfy its liabilities and obligations in the normal course of business.

         Management plans to take, or has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its existence:

          o The Company is seeking additional cash investments into the Company through sale of its common stock by either private placements or though a public offering. The Company is seeking a minimum of approximately $3 million from such capital investments.

          o In the first quarter of 2001 the Company converted $740,000 of convertible note obligations into 346,146 shares of its common stock to reduce the Company's cash requirements (see Note 10 - "Subsequent Events").

          o    The  Company  is   evaluating   the  lowest   level  of  employee
               requirements to operate the Company effectively to reduce the Company's cash requirements.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable, book overdraft, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt also approximate fair value because current rates and terms offered to the Company are at current market rates.

         COMPREHENSIVE INCOME - As of December 31, 2000 and 1999, the Company had no transactions that represented comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

         ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES - The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force 98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase to common stock.

         FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost with depreciation provided over the estimated useful life of five years, using the straight-line method.

         REVENUE RECOGNITION - The Company has entered into a number of contracts with travel service providers for the benefit of the retail travel agencies that are members of the World Key Agency Group, the Company's travel agency consortium. Based on the use of the travel service providers by the World Key Agency Group retail travel agency members, the Company earns an override commission from the travel service provider. Such override commissions are recognized in the period they are earned.

         ADVERTISING  -  Costs   incurred  for   producing   and   communicating
         advertising are expensed when incurred and are included in selling expense. Advertising expense amounted to $257,633 in 2000 and $10,107 in 1999.

         INCOME TAXES - The Company accounts for its income taxes under the provisions of SFAS No. 109. The method of accounting for income taxes under SFAS No. 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

         RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the current year presentation.

         NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption by the Company in the application of the Staff Accounting Bulletin to the Company's financial statements did not have a material change in the amount of revenues th e Company ultimately realized.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Base Compensation.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

         In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

2.       DUE FROM RELATED PARTY

         The Company makes periodic working capital advances to World Key, Inc., a related party. The advances are repaid when funds are available and are payable upon demand.

         The Company utilizes the World Key trademark held by World Key, Inc. as part of agency recruitment efforts and as the brand name for the World Key Agency Group consortium. Under a Trademark License Agreement with World Key, Inc. dated September 24, 1999, the Company acquired the exclusive right to use the "WORLD KEY" trademark and service mark in the United States.
         The principal terms of the Trademark License Agreement are as follows:

          o The term of the license is perpetual, subject to the right of either party to terminate the license for cause.

          o    The licensed territory is the United States.

          o The Company has the right to sublicense the Trademark for use by retail travel agencies participating in its World Key Agency Group network of agencies.

          o    Royalties that the Company has to pay are as follows:

               o No royalties are due until the first sublicense is granted by the Company, which occurred in July 2000;

               o Upon grant of the first sublicense, the Company will pay a license fee of $25,000, which has been paid; and

               o Thereafter, the Company will have to pay an annual royalty of $250 per retail travel agency who is participating in the World Key Agency Group and to whom the Company has sublicensed the Trademark. For the year ended December 31, 2000, the Company has paid approximately $31,000 in royalties under this agreement.

          o The Company has the option to acquire the Trademark from World Key, Inc. on the following terms:

               o The Company must exercise the option within 36 months after the date of the Trademark License Agreement, that is by September 30, 2002;

               o The Company must pay World Key, Inc. a purchase price equal to the sum of:

                    o The product obtained by multiplying $2,500, by the number of sublicenses that are outstanding as of the date of the exercise of the option; and

                    o The product obtained by multiplying $2,500, by the number of sublicenses that are granted after the date of the exercise of the option and prior to September 30, 2004; or

                    o The Company can pay the purchase price either in cash, or as long as the trading price of the Company's common stock is at least $5.00 per share, in shares of common stock, which have an aggregate value equal to the purchase price.

         The Company believes that the "WORLD KEY" trademark has significant value and will facilitate the Company's establishment of the retail travel agency network. At the same time, the Company has attempted to structure the Trademark License Agreement so that its obligations are manageable and are proportionate to its use of the Trademark and the benefit the Company realizes from the agency network.

         Jim B. Tyner, Chairman of the Board of Directors and Chief Executive Officer of the Company, Yula Greco, Vice President, Secretary, Controller and a director of the Company and John R. Toal, President, Chief Operating Officer and a director of the Company, are also principal shareholders of World Key, Inc. Of a total of 6.0 million shares outstanding of World Key, Inc., Jim B. Tyner, Yula Greco and
         John R. Toal are the beneficial owner of 1.8 million shares, 1.4 million shares and 120,000 shares, respectively. Jim B. Tyner and Yula Greco are also officers of World Key, Inc.

         The Company expects that, in the event it exercises its option to purchase the Trademark from World Key, Inc., it would offset against the purchase price any outstanding advances ($320,303 at December 31, 2000) made by the Company to World Key, Inc. at the time of exercise.

3.       FURNITURE AND EQUIPMENT, NET

         Furniture and equipment at December 31, 2000 consists of the following:

         Furniture and fixtures                               $ 53,129
         Office equipment                                       49,011
                                                              --------
         Total furniture and equipment                         102,140
         Less: accumulated depreciation                         22,333
                                                              --------
         Furniture and equipment, net                         $ 79,807
                                                              ========

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         As of December 31, 2000, accounts payable and accrued expenses include approximately $132,000 of federal and state payroll tax withholding for which the Company is delinquent in payment to the respective tax authorities for the year ended December 31, 2000. Also, as of December 31, 2000, the Company has accrued approximately $104,000 of estimated penalties and interest relating to the delinquent tax payments.

5.       NOTES PAYABLE

         Notes payable at December 31, 2000 consists of the following:

         September 1998 Private Placement                   $   85,000
         January 1999 Private Placement                        225,000
         June 1999 Private Placement                           240,000
         Funding Agreement                                     350,000
         Bridge Loan Notes                                   1,353,500
         Travel Equities, Ltd.                                  79,450
         Purchase of Founders' Stock                           150,000
         Other                                                  20,000
         Furniture                                              40,941
                                                            ----------
         Total Notes Payable                                 2,543,891
         Less:  Current Portion                              2,511,992
                                                            ----------
         Notes Payable, Long-Term Portion                   $   31,899
                                                            ==========

         A description of the above notes payable is as follows:

         SEPTEMBER 1998 PRIVATE PLACEMENT - The Company issued six notes payable to individuals of various amounts ranging from $7,500 to $15,000 issued in connection with the Company's September 1998 Private Placement Offering. These notes are unsecured, with interest accruing at 8% and payable in full upon the earlier of: 1) public sale of registered shares of the Company, or 2) December 31, 2000. The face value of each note may be converted into ten times the dollar amount of the note of the Company's common stock at the time of the Company's successful public stock offering. The number of shares that would be issued is based on the converted dollar amount divided by the same offering price in the public stock offering (see Note 10 - "Subsequent Events").

         JANUARY 1999 PRIVATE PLACEMENT - The Company issued 15 notes payable to individuals with an individual face value of $15,000 issued in connection with the Company's January 1999 Private Placement Offering. These notes are unsecured, with interest accruing at 6% and payable in full upon the earlier of: 1) public sale of registered shares of the Company, or 2) December 31, 2000. Each note may be converted into $50,000 of the Company's common stock at the time of the Company's successful public stock offering at the same per share price as the offering price. The number of shares that would be issued is based on the converted dollar amount divided by the same offering price in the public stock offering (see Note 10 - "Subsequent Events").

         JUNE 1999 PRIVATE PLACEMENT - The Company initiated the sale of a third series of private placement convertible notes. Each note has a face value of $15,000 and a coupon rate of 6%. Each $15,000 note may be converted, at the note holder's option, at any time prior to maturity (December 31, 2000) into $50,000 of the Company's common stock at the time of the Company's successful public stock offering at the same per share price as the offering price. A total of 16 notes were sold during the offering, which expired July 31, 1999. Half of one note has been sold to an officer of the Company in lieu of $7,500 of the officer's salary. The number of shares that would be issued is based on the converted dollar amount divided by the same offering price in the public stock offering (see Note 10 - "Subsequent Events").

         FUNDING  AGREEMENT  - In December  1999,  the  Company  entered  into a
         Funding Agreement. The Agreement provides for up to $350,000 in advances in multiples of $50,000 with a borrowing rate of 8%. All advances on the loan were payable on May 30, 2000. As of December 31, 2000, the entire amount was advanced. The loan carries a unilateral option by the note holder to convert all outstanding amounts to common stock at $2.00 per share (see Note 10 - "Subsequent Events").

         BRIDGE LOAN NOTES - During the period from September 1999 through December 2000, the Company issued a series of Bridge Loan Notes. The notes have various face values ranging from $12,500 to $125,000 and a coupon rate of 8%. Each note carries a stock dividend wherein the note holder will be issued between 3,500 and 10,000 shares of common stock for each $25,000 of note value. The notes mature on either of: a) 90 days from the date of issuance, or b) 30 days from the closing date of the Company's successful initial public offering.

         LOAN PAYABLE - Travel Equities Ltd. - Advances were made to the Company under a loan agreement dated July 15, 2000. The advances have a coupon rate of 10% and are repayable no later than November 15, 2001. Additional consideration of the loan is a one-time-issuance of one warrant for each $10.00 advanced to the Company, up to a maximum of 50,000 warrants to purchase one share of the Company's common stock at a price of $10.50 per share. As of December 31, 2000, the Company is required to issue warrants to purchase 7,945 shares of the Company's common stock related to this note. The Company has valued these warrants at $5,000 using the Black-Scholes option pricing model with the following assumptions: no dividends; expected life of two years; expected volatility of 39% and a risk-free rate-of-return of 5.5%.

         LOAN PAYABLE - Sale of Common Stock by Founders - A director of the Company entered into an agreement to purchase 50,000 shares of the Company's common stock directly from the founding shareholders for $3.00 per share. Under a separate loan agreement, the founding shareholders lent the funds, $150,000, to the Company. The loan has a 6% coupon rate and the principal amount and accrued interest thereon are due on December 31, 2001. Since, the founding shareholders entered into the transaction at a share price below market and the sale benefited the Company, the Company has recorded a financing fee of $150,000, which was determined by the difference in the sale price of the shares and the fair market value of the shares, limited to the gross proceeds of $150,000. The financing fee has been recorded as an increase in shareholders' deficit and a corresponding interest expense.

         LOANS PAYABLE - Other - Advances to the Company with no repayment terms or interest due. The loans were converted to a Bridge Loan Note in the first quarter of 2001. Note Payable - Furniture - Note dated December 31, 1999 for the purchase of the Company's office furniture and fixtures from an unrelated third party due on or before December 1, 2004. The note has a coupon rate of 8%.

6.       RELATED PARTY TRANSACTIONS

         For the period August 18, 1998 (date of inception) to December 31, 1999, the Company accrued a management fee of $84,500 payable on demand to World Key, Inc., a related party (see Note 2) for common overhead expenses such as rent, utilities and payroll. Rent and utilities are allocated based upon square foot utilization. No management fees were accrued in the year ended December 31, 2000 since the Company no longer utilized World Key, Inc. facilities.

         Payroll expense for certain officers during the years ended December 31, 2000 and 1999 was paid by World Key, Inc., and charged to the Company for reimbursement. Management believes that the allocation method is appropriate based on time and resources used.

         During 2000 and 1999, officers and shareholders of the Company made unsecured working capital loans to the Company. The loans ($349,650 at December 31, 2000) are payable upon demand. One loan for $25,000 has a coupon rate of 10% and two loans, one for $50,000 and one for $60,000, each have a coupon rate of 8%. All other loans are non-interest bearing.

         In 1999, the Company accrued $50,000 in fees to Donald G. Scanlin and Stevan M. Saylor, both significant shareholders of the Company ($25,000 each), for marketing advisory services. The balance remains unpaid as of December 31, 2000.

         Jim B. Tyner, Chairman and Chief Executive Officer of the Company, is also Chairman and President of World Key, Inc. Mr. Tyner owns 33.9% and 30%, respectively, of the outstanding common stock of the Company and World Key, Inc.

         John R. Toal, President and Chief Operating Officer of the Company, owns 8.6% and 2.0%, respectively, of the outstanding common stock of the Company and World Key, Inc.

         Yula Greco, Vice President, Secretary and Controller of the Company, is also Vice President and Secretary of World Key, Inc. Ms. Greco owns 8.6% and 23.3%, respectively, of the outstanding common stock of the Company and World Key, Inc.

7.       EQUITY

         Convertible Preferred Stock
         ---------------------------
         In August 1999, the Company created a new class of preferred stock entitled "Series A Preferred". The Company may issue up to 8,154 shares of this new class. This class has a $20 per share liquidation preference, receives dividends at the same rate as common shareholders, has preferential voting rights on certain shareholder issues and may be converted into three shares of common stock at the preferred shareholders' option.

         Common Stock
         ------------
         On June 30, 2000 the Company was declared effective by the Securities and Exchange Commission to proceed with a Direct Public Offering ("DPO"). On October 11, 2000 the Company filed a post-effective amendment to its SB-2 Registration Statement to offer for sale a minimum of 461,539 shares and a maximum of 1,500,000 shares of its common stock at a price per share of $6.50. The anticipated offering proceeds to the Company from the DPO, before deducting expenses of the offering, was a minimum of $3 million and a maximum of $9.75 million. The Company has not completed its DPO and has not sold any of the securities covered by the DPO. Further, the Company has abandoned all efforts to complete its DPO.

         In October 2000 the Company delivered to its market maker for further delivery to a certain investor upon the investor's payment of the consideration required in the DPO, 462,000 shares of the Company's common stock in accordance with the SB-2 Registration Statement. After issuance of such shares to the market maker, the investor reneged on the payment of the purchase of the shares. As of December 31, 2000, the shares have neither been returned to the Company nor cancelled. However, no subsequent sale has been completed and the Company is now in the process of requesting that the shares be returned.

         The Company has not included the foregoing 462,000 shares in its number of issued and outstanding shares of common stock in the accompanying financial statements, since the sale of such shares was not consummated.

         Stock Split
         -----------
         On August 25, 1999, the Company declared a 2 for 1 stock split for all common shareholders of record at that date. The effect of the stock split has been reflected retroactively in the financial statements.

         Incentive Stock Plan
         --------------------
         In April 1999, the Board of Directors approved an Incentive Stock Plan (the "Plan") under which stock incentives to purchase up to 1,000,000 shares of the Company's common stock may be granted to employees, directors and consultants at not less than the fair market value on the date of grant. Stock options granted under the Plan are generally exercisable five to ten years after the date of grant and expire December 31, 2009. Stock options are granted at the discretion of the Board of Directors or Committee. No options have been issued since the Plan's inception.

         On January 15, 1999, the Company initiated an Internet Stock Option Sweepstakes. The winner of the sweepstakes was given the option to purchase up to $1,000,000 of Company stock at the public issuing price. Since the Company has not made a public offering prior to December 31, 2000, the option has been redeemed for $25,000, which amount has been recorded as an accrued expense of the Company.

8.       CONTINGENT LIABILITIES

         Through March 2000, the Company did not carry general liability or workers' compensation coverage, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. In April 2000, the Company did obtain general liability and workers' compensation coverage. As of December 31, 2000 there were no known liability claims related to the period when the Company did not carry insurance.

9.       LEASE COMMITMENTS

         The Company entered into a lease agreement for its office facility beginning January 1, 2000. The agreement expires on December 31, 2004. For the years ended December 31, 2000 and 1999 rent expense amounted to $64,764 and $17,572, respectively. Minimum lease payments due under the non-cancelable operating lease are as follows:

         For the Year Ending December 31:
         2001                                                 $   64,260
         2002                                                     64,260
         2003                                                     64,260
         2004                                                     64,260
                                                               ---------
         Total                                                 $ 257,040
                                                               =========

10.     SUBSEQUENT EVENTS

        During the first quarter of 2001, the holders of 35 of the convertible notes issued in private placements in September 1998, January 1999 and June 1999, in the aggregate amount of $490,000, have converted their notes into an aggregate of 346,146 shares of common stock. After giving effect to the foregoing conversions, there remained outstanding two notes in the aggregate principal amount of $60,000 and with respect to which the Company has reserved for issuance a total of 30,769 shares of its common stock.

        Also during the first quarter of 2001, the holder of a note issued under a Funding Agreement that commenced in December 1999 has converted the aggregate amount of $250,000 of the total Funding Agreement into 125,000 shares of the Company's common stock and an additional 15,000 shares of the Company's common stock was issued for the interest due thereon, for a total of 140,000 shares issued under the Funding Agreement conversion rights. After giving effect to the foregoing conversion, there remained outstanding the principal balance of $100,000, for which the Company has reserved for issuance 50,000 shares of its common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of April 2001.

                                 TRAVELNSTORE, INC.

                              By: /s/ Jim B. Tyner
                                 ----------------------------------
                                 Jim B. Tyner,  Chairman of the Board,
                                 Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 NAME                      TITLE                                 DATE
 ----                      -----                                 ----

 /s/ Jim B. Tyner          Chairman of the Board, Chief          April 26, 2001
 ----------------          Executive Officer and Director
 Jim B. Tyner              (Principal Executive Officer)


 /s/ John R. Toal          President, Chief Operating Officer    April 26, 2001
 ----------------          and Director
 John R. Toal


 /s/ Yula Greco            Vice President, Secretary,
 ----------------          Controller and Director               April 26, 2001
 Yula Greco


 /s/ Glenn E. Glasshagel   Senior Vice President and Chief       April 26, 2001
 -----------------------   Financial Officer
 Glenn E. Glasshagel       (Principal Financial Officer and
                           Principal Accounting Officer)


 /s/Richard A. Bush        Director                              April 26, 2001
 ---------------------
 Richard A. Bush


 /s/ James M. Kingzett     Director                              April 26, 2001
 ---------------------
   James M. Kingzett


 /s/ William E. Schenck    Director                              April 26, 2001
 ----------------------
    William E. Schenck