Form 10QSB
period 2001-03-31
TRAVELNSTORE INC
filed 2001-05-21
CIK 1086440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of May 11, 2001 was 9,886,146.

                               TRAVELNSTORE, INC.
                                   Form 10-QSB
                    For the Three Months Ended March 31, 2001

                                      INDEX


PART I.    FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements:

           Balance Sheet as of March 31, 2001 (Unaudited) .............      2

           Statements of Operations for the Three Months
               Ended March 31, 2001 and March 31, 2000 (Unaudited).....      3

           Statements of Cash Flows for the Three Months Ended
               March 31, 2001 and  March 31, 2000 (Unaudited)..........      4

           Notes to Financial Statements...............................      5


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................       8



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..........................................      12

Item 4.    Submission of Matters to a Vote of Security Holders........      12

Item 6.    Exhibits and Reports on Form 8-K...........................      12

Signatures  ..........................................................      13

                                     PART I

Item 1. Financial Statements

                               TRAVELNSTORE, INC.
                                  Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS

Current Assets:

  Accounts Receivable                                              $     24,846
  Advances Due from Employee                                             25,000
  Due from Related Party                                                328,832
                                                                   ------------
    Total Current Assets                                                378,678

Furniture and Equipment, Net                                             74,700

Other Assets                                                             33,835
                                                                   ------------
    TOTAL ASSETS                                                   $    487,213
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Book Overdraft                                                   $     26,996
  Accounts Payable and Accrued Expenses                               2,197,898
  Interest Payable                                                      104,078
  Notes Payable, Current Portion                                      1,942,673
  Notes Payable, Related Parties                                        576,225
  Accrued Expenses, Related Parties                                      50,000
                                                                   ------------
    Total Current Liabilities                                         4,897,870

Notes Payable, Less Current Portion                                      29,516
                                                                   ------------
    Total Liabilities                                                 4,927,386
                                                                   ------------
Shareholders' Deficit:
  Convertible Preferred Stock, No Par Value; 1,000,000
    Shares Authorized; 8,154 Shares Issued and Outstanding              150,887
  Common Stock, No Par Value; 20,000,000 Authorized;
    9,886,146 Shares Issued and Outstanding                           4,745,538
  Common Stock Subscribed, 357,750 Shares                             1,428,500
  Accumulated Deficit                                               (10,765,098)
                                                                   ------------
    Total Shareholders' Deficit                                      (4,440,173)
                                                                   ------------
    Total Liabilities and Shareholders' Deficit                    $    487,213
                                                                   ============

                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                            Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                      2001            2000
                                                   ----------       ---------
Revenues                                           $   40,326       $   3,120
                                                   ----------       ---------

Operating Costs:
  Selling, General and Administrative
    Expenses                                          745,899         314,510
                                                   ----------       ---------
Total Operating Costs                                 745,899         314,510
                                                   ----------       ---------
Loss from Operations                                 (705,573)       (311,390)
                                                   ----------       ---------

Interest Expense:
  Bridge Loans - Stock Bonuses                         75,000               -
  Other Interest Expense                               36,041           1,550
                                                   ----------       ---------
    Total Interest Expense                            111,041           1,550
                                                   ----------       ---------

Loss Before Provision for Income Taxes               (816,614)       (312,940)

Provision for Income Taxes                                  -               -
                                                   ----------       ---------

Net Loss                                          $  (816,614)     $ (312,940)
                                                  ===========      ==========
Basic and Diluted Loss per
  Common Share                                    $     (0.09)     $    (0.03)
                                                  ===========      ==========

Weighted-Average Common Shares
 Outstanding, Both Basic and Diluted               9,606,433       9,400,000
                                                  ===========      ==========



                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         2001          2000
                                                     ----------     ----------
Cash Flows from Operating Activities:
  Net Loss                                           $ (816,614)    $ (312,940)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization                       5,732              -
      Bridge Loans - Stock Bonuses                       75,000              -
  Changes in Assets and Liabilities:
    (Increase) Decrease:
      Accounts Receivable                                (3,290)             -
      Prepaid Expenses and Other Current Assets               -        (77,012)
    Increase (Decrease):
      Accounts Payable and Accrued Expenses             339,017         70,081
      Interest Payable                                   32,795              -
                                                     ----------     ----------
      Net Cash Used in Operating Activities            (367,360)      (319,871)
                                                     ----------     ----------
Cash Flows from Investing Activities:
  Advances Due from Employee                                  -           (200)
  Net Loans to Related Party                             (8,529)       (59,500)
  Purchase of Furniture and Equipment                         -         (5,093)
  Other Assets                                                -        (10,710)
                                                     ----------     ----------
    Net Cash Used in Investing Activities                (8,529)       (75,503)
                                                     ----------     ----------
Cash Flows from Financing Activities:
  Book Overdraft                                        (18,984)       (10,383)
  Net Borrowings from Related Parties                   226,575              -
  Proceeds from Notes Payable                           170,500        445,000
  Repayments of Notes Payable                            (2,202)             -
                                                     ----------     ----------
    Net Cash Provided by Financing Activities           375,889        434,617
                                                     ----------     ----------
Increase (Decrease) in Cash                                   0         39,243

Cash at Beginning of Period                                   0              0
                                                     ----------     ----------
Cash at End of Period                                $        0     $   39,243
                                                     ==========     ==========
Supplementary Disclosure of Cash Flow Information:
  Cash Paid During the Year for:

    Interest                                         $    2,449     $    1,550
                                                     ==========     ==========
    Income Taxes                                     $        0     $        0
                                                     ==========     ==========

                 See accompanying notes to financial statements.

                               TRAVELNSTORE, INC.
                          Notes to Financial Statements


1.   BASIS OF PRESENTATION

     The financial statements of TravelnStore, Inc. (the "Company") for the three months ended March 31, 2001 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 10-KSB dated April 26, 2001 for the 12 months ended December 31, 2000 ("calendar year 2000").

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire calendar year ending December 31, 2001 ("calendar year 2001").

     The Company operates on a calendar year. Each quarter consists of three months with the first quarter ending March 31, the second quarter ending June 30, the third quarter ending September 30 and the fourth quarter ending December 31.

     Certain prior year balances have been reclassified to conform to the current year presentation.


2.   COMMITMENTS AND CONTINGENCIES

     Through March 2000 the Company did not carry general liability or workers' compensation insurance, nor was it self-insured. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. During April 2000, the Company obtained general liability and workers' compensation insurance coverage.

     As of March 31, 2001 there were no known liability claims.


3.   ADOPTION OF NEW ACCOUNTING STANDARDS

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

5.   NET LOSS PER COMMON SHARE

     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"), that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares of stock outstanding during the three months ended March 31, 2001, which totaled 9,606,433.


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     As of March 31, 2001, accounts payable and accrued expenses include approximately $217,000 of federal payroll tax withholdings for which the Company is delinquent in payment to the respective taxing authorities for the fourth quarter of calendar year 2000 and also the first quarter of calendar year 2001. As of March 31, 2001, the Company has accrued approximately $168,000 of estimated penalties and interest relating to the delinquent tax payments.


7.   CONVERSION OF DEBT TO EQUITY

     During the first quarter of calendar year 2001, the holders of 35 of convertible notes issued in private placements in September 1998, January 1999 and June 1999, in the aggregate amount of $490,000, have converted their notes into an aggregate of 346,146 shares of common stock.

     Also during the first quarter of calendar year 2001, the holder of a note issued under a Funding Agreement that commenced in December 1999 has converted the aggregate amount of $250,000 of the total Funding Agreement into 125,000 shares of the Company's common stock and an additional 15,000 shares of the Company's common stock was issued for the interest due thereon, for a total of 140,000 shares issued under the Funding Agreement conversion rights.


8.   NOTES PAYABLE

     During the first quarter of calendar year 2001, the Company received cash proceeds from private placement of debt in the amount of approximately $397,000 to fund its operations. This debt carries various interest rates and repayment terms, including stock bonuses issuable on certain of the debt at the time of repayment.

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

     As of May 11, 2001 World Key has approximately 135 member agencies in its consortium. The Company began recruiting member agencies into World Key in mid-year 2000.

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

     From its inception in August 1998 through March 31, 2001 the Company has incurred substantial operating losses. As of March 31, 2001 the Company has accumulated a deficit of $10,765,098. For the three months ended March 31, 2001 the Company incurred a net loss of $816,614.

     Operating costs for the first quarter of calendar year 2001 increased $431,389 or 137.2% to $745,899 compared to $314,510 in operating costs incurred in the same period of the prior year. The increase is primarily due to the increase in the number of personnel employed by the Company in the first quarter of calendar year 2001 compared to the first quarter of calendar year 2000. In the first quarter of calendar year 2001 the Company employed 21 people compared to five in the same period of the prior year. This increase in the number of employees resulted in significantly higher payroll, travel, office and other associated costs for the first quarter of calendar year 2001.

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


RECENT DEVELOPMENTS

     On June 30, 2000 the Company was declared effective by the Securities and Exchange Commission to proceed with a Direct Public Offering ("DPO"). On October 11, 2000 the Company filed a post-effective amendment to its SB-2 Registration Statement to offer for sale a minimum of 461,539 shares and a maximum of 1,500,000 shares of its common stock at a price per share of $6.50. The anticipated offering proceeds to the Company from the DPO, before deducting expenses of the offering, was a minimum of $3 million and a maximum of $9.75 million. As of March 31, 2001, the Company had not completed its DPO and had not sold any of the securities covered by the DPO. Further, the Company has abandoned all efforts to complete its DPO.

     In October 2000 the Company delivered to its market maker for further delivery to a certain investor upon the investor's payment of the consideration required in the DPO, 462,000 shares of the Company's common stock in accordance with the SB-2 Registration Statement. After issuance of such shares to the market maker, the investor reneged on the payment of the purchase of the shares. As of May 11, 2001 the shares have neither been returned to the Company nor cancelled. However, no subsequent sale has been completed and the Company is now in the process of requesting that the shares be returned.

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

     (a)   Exhibits:  None.

     (b)   Reports on Form 8-K:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on May 21, 2001, by the undersigned, thereunto duly authorized.

                                                TRAVELNSTORE, INC.
                                                  (Registrant)



                                               /s/ Jim B. Tyner
                                               ---------------------
                                              Jim B. Tyner
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)


                                              /s/ Glenn E. Glasshagel
                                              -----------------------
                                              Glenn E. Glasshagel
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)